Form 10KSB
period 2003-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2004-03-30
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 _X_ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 2003
                  or
      Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _________ to _________


                                    000-29337
                              (Commission File No.)

                      SUMMIT FINANCIAL SERVICES GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

                       FLORIDA                                    05-0577932
    (State or other jurisdiction of incorporation              (I.R.S. Employer
                   or organization                           Identification No.)

      980 NORTH FEDERAL HIGHWAY, SUITE 310                          33432
               BOCA RATON, FLORIDA                                (Zip Code)
     (Address of principal executive offices)

         Issuer's Telephone Number, including area code: (561) 338-2800

                    Securities registered under Section 12(b)
                     of the Securities Exchange Act of 1934:

                                      NONE

                    Securities registered under Section 12(g)
                     of the Securities Exchange Act of 1934:

                         COMMON STOCK, $.0001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

Issuer's revenues for its most recent fiscal year were $13,076,362

As of March 17, 2004, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $5,833,062.

As of March 17, 2004, there were 28,189,583 shares of issuer's common stock outstanding.


                                TABLE OF CONTENTS

PART I...........................................................................................................1

   Item 1.    Business...........................................................................................1
   Item 2.    Description of Property............................................................................7
   Item 3.    Legal Proceedings..................................................................................7
   Item 4.    Submission of Matters to a Vote of Security Holders................................................8

PART II..........................................................................................................8

   Item 5.    Market for Common Equity and Related Stockholder Matters...........................................8
   Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............10
   Item 7.    Financial Statements..............................................................................20
   Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..............20

PART III........................................................................................................21

   Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
              of the Exchange Act...............................................................................21
   Item 10.   Executive Compensation............................................................................22
   Item 11.   Security Ownership of Certain Beneficial Owners...................................................26
   Item 12.   Certain Relationships and Related Transactions....................................................27
   Item 13.   Exhibits and Reports on Form 8-K..................................................................28
   Item 14.   Controls and Procedures...........................................................................29
   Item 15.   Principal Accountant Fees and Services............................................................29


Introductory Comment

     Throughout this annual report on Form 10-KSB, the terms "we," "us," "our," "Summit" and "the Company" refer to Summit Financial Services Group, Inc., a Florida corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Forward Looking Statements

     This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this annual report, depending on a variety of important factors, among which are the success or failure of our management's efforts to implement our business strategy; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis, our ability to properly manage growth and successfully integrate acquired companies and operations, our ability to compete with major established companies, our ability to attract and retain qualified personnel, and other risks which may be described from time to time in future filings with the Securities and Exchange Commission.

                                     PART I

Item 1. Business.

Introduction

     Summit Financial Services Group, Inc. ("SFSG") is a Florida-based financial services holding company that provides, through its Summit Brokerage Services, Inc. ("Summit Brokerage") operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, through its SBS Insurance Agency of Florida, Inc. ("SBSIA") subsidiary. Through its registered investment advisor subsidiary, Summit Financial Group, Inc. ("SFG"), the Summit Brokerage provides asset management services. SFSG, together with Summit Brokerage (and its subsidiaries), is referred to herein alternately as "Company," "we," "our," or "us."

     Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers Regulation, Inc. ("NASDR"), the Municipal Securities Rule Making Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC") and is licensed to conduct its brokerage activities in 49 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 26 states.

     On January 2003, the we acquired the assets of the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the "Boca Branch"). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. ("Wachovia Securities"), with approximately 30 registered representatives conducting retail investment brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia Securities over four years. In the 12 month period immediately preceding the acquisition, the Boca Branch generated approximately $5.4 million in commission revenue.

     In March 2003, we completed a private placement of our common stock in which we raised in excess of $3 million in gross proceeds. Of this amount, $960,000 of gross proceeds were raised in 2003, with the balance having been raised in 2002. In April 2003, we consummated an additional private offering of our common stock in which we raised gross proceeds of $1 million.

     On February 26, 2004, the shareholders of Summit Brokerage approved the creation of a holding company structure wherein Summit Brokerage became a wholly-owned subsidiary of SFSG, an entity formed in July 2003 for the purpose of holding the stock of Summit Brokerage and providing the Company with greater financing and corporate flexibility. As a result of the holding company reorganization, SFSG succeeded to Summit Brokerage as the reporting company under the Securities Exchange Act of 1934, as amended (the "1934 Act").

     We have a history of operating losses. In 2003 and 2002, we reported losses of $1,244,410 and $1,619,010, respectively. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which is often an expression of investor confidence. In periods of increasing investor confidence, such as 2003, our gross revenues will typically improve, as investors make more investments. This compares with periods of declining investor confidence, such as 2002, where our revenues suffered as our clients made fewer investments. As we continue to grow, we may also continue to have increases in expenses associated with growth such as increased personnel and office space costs. There is no assurance that any increased revenue from growth will be sufficient to offset increased expenses.

     As of March 17, 2004, we had approximately 160 registered representatives operating from approximately 75 offices located throughout the country, with approximately one-half of those offices located in Florida and the Southeast United States. Our registered representatives service retail, and to a much lesser extent, institutional clients, which client accounts numbered over 15,000 and 13,000 at December 31, 2003 and March 31, 2003, respectively. The number of registered representatives in our affiliate offices typically range from one to five, although the number of registered representatives in certain offices may exceed this amount. With the exception of our Boca Branch, all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the registered representative evaluates a clients' financial needs and objectives, develops a detailed plan, and then implements the plan with the clients' approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee.

     We do not hold any funds or securities of our customers, but instead utilize, on a fully disclosed basis, the services of both First Clearing Corporation (a division of Wachovia Corporation) ("FCC") and RBC Dain Correspondent Services (a division of RBC Dain Rauscher Incorporated) ("Dain") as our clearing brokers (collectively, the "Clearing Brokers"). Our clearing arrangements provide us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. The agreements allow us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage.

     Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client's assets (asset managed accounts). The majority of our commissions have traditionally come from the sale of mutual fund shares and insurance related products. The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

                                                        2003                      2002
                                                ---------------------     -----------------------
Mutual funds                                     $2,892,417       22%      $2,031,102         33%
Insurance related products                       $3,734,736       29%      $2,646,587         43%
Equities                                         $3,567,329       27%      $  861,680         14%
Registered Investment Advisory Fees (1)          $  737,607        6%      $  369,291          6%
Miscellaneous (2)                                $2,144,273       16%      $  246,194          4%
                                                ------------     ----     ------------       ----


     Total                                      $13,076,362      100%      $6,154,854        100%
                                                ============     ====     ===========        ====

     (1)  Represents management fees derived from managed accounts.

     (2)  Miscellaneous includes interest and other income.

     By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income in any particular period that may not be representative of full-year results and may vary significantly from period to period. Furthermore, our mix of business in any particular quarter will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added brokers to our company, many of whom specialize in the sale of specific types of investment products. For example, we believe that our results for 2003 were favorably impacted by an increase in investor confidence, as measured by increases in the major market indices. This compares with 2002 results, which were adversely affected by an overall decline of investor activity. Additionally, our results for the period were impacted by the net addition of several new registered representatives, a significant number of which focus primarily on the sale of equities and fixed income products, as opposed to insurance products.

     Our business plan is focused on increasing our network of affiliated registered representatives, primarily through recruiting efforts. Although we will continue to recruit those registered representatives who serve as financial planners (who sell primarily annuities, insurance and mutual funds), we also intend to pursue the addition of registered representatives who focus on the sale of different types of securities, namely equities and fixed income products. There can be no assurance that we will be successful in our recruiting efforts. We will also pursue the acquisition of the assets of brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of target broker/dealer firms and our ability to successfully negotiate favorable terms, and there can be no assurance that we will be able to consummate such acquisitions. Further, there are costs associated with the assimilation of new businesses and personnel, which may be more than we anticipate at the time. Thus, there is no assurance that we will achieve or maintain profitability on an annualized basis.

     We believe that our operations and current capital resources will be sufficient to fund our working capital needs through fiscal year 2004. However, we cannot assure you that we will be able to limit future negative cash flow or that we will be able to obtain any outside financing that we may require in the future. Unless we are able to increase our revenues, add new branch offices and registered representatives, and/or significantly reduce our operating costs, we may need to fund any future negative cash flows from additional debt or equity financing. In addition, we anticipate that our strategy of growth through acquisitions will necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing that we may need in the future could have a material adverse effect on our operations and our ability to continue as a going concern.

Affiliate Program

     Our primary method of operation is through an affiliate program, which allows registered representatives to operate as independent contractors. As of December 31, 2003, all but approximately 20 of our registered representatives are affiliates. A registered representative who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, stock quotations, and general office supplies) although all of that branch's revenues from securities brokerage transactions accrue to Summit Brokerage. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they generate. This compares with a payout rate of approximately 20% to 45% to registered representatives working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including providing employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring registered representatives as in-house employees.

     Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, can often affiliate with Summit Brokerage and obtain the required licenses to become registered representatives. Affiliation enables these professionals to offer financial products and services to their clients through Summit Brokerage and earn commissions and fees for these transactions and services. Affiliates are given broad discretion to structure their own practices and to specialize in different areas of the securities market, subject to Summit Brokerage's supervisory procedures.

     Summit Brokerage provides full support services to each of the affiliates, including access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

     Each affiliate is required to obtain and maintain in good standing each license required by the SEC and NASD to conduct the type of securities business in which the affiliate will engage, and to register in the various states in which he/she intends to service customers. Summit Brokerage is ultimately responsible for supervising all of its registered representatives, whether affiliates or in-house registered representatives. We can incur substantial liability from improper actions of any of our registered representatives. We maintain a professional liability errors and omissions insurance policy which provides coverage for certain actions taken and/or omissions made by our registered representatives, employees and other agents in connection with the purchase and sale of securities. There can be no assurance, however, that we will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Commission Revenues

     The most significant portion of our revenues is derived from commissions generated by our brokerage activities, including from the sale of annuities (through SBSIA) and mutual fund shares. We also generate commissions from the purchase or sale of equities and fixed income products for our customers, the majority of which are executed on an agency basis. For such transactions, we are paid a commission by our client for processing that client's buy or sell order. At this time, we anticipate that the percentage of revenue that we derive form the sale of each type of investment product will change as investors' preferences change. Our mix of business will also change depending on the types of registered representatives we recruit and the types of investment products on which they focus. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client's account through SFG. We do not currently make markets in any securities.

     We record commissions earned from the sale of securities, annuities and insurance as "commission revenue," as investment products are sold by our registered representatives. We also record as "commission revenue" the fees we are paid to manage our customers' accounts at the time we receive such fees. We then pay out a percentage of this amount, which we record as "commission expense," to the registered representative who sold the product, in accordance with the agreement each registered representative enters into with us. In general, these agreements provide for either a fixed payout percentage or a tiered payout percentage based on total gross production, and do not take into account the type of security sold giving rise to the commission.

     Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer's investment maintained in particular funds. For 2003, we earned gross commissions of approximately $2.9 million from the purchase and sale of mutual fund shares, which represented approximately 22% of our total revenue.

     Equity Transactions. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client's level of business, the trade size and other relevant factors. Because our commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and the mix of investment products being sold. For 2003, we earned gross commissions of approximately $3.6 million on equity transactions, which represented approximately 27% of our total revenue.

SBS Insurance Agency

     Our registered representatives offer fixed and variable annuities and life insurance products to their clients through our subsidiary, SBS Insurance Agency of Florida, Inc. ("SBSIA"). As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested, or, in the case of life insurance, some percentage of the premium. SBSIA has executed agency agreements with various national insurance companies and is able to offer life insurance, long term care insurance, and fixed and variable annuities to its customers through substantially all of its investment representatives who hold insurance sales licenses. In 2003, the Company earned gross commissions of $3.7 million from the sale of insurance and annuity products, which represented approximately 29% of our total revenue.

Asset Management and Portfolio Advisory Services

     Through our Registered Investment Adviser, Summit Financial Group, Inc. ("SFG"), we provide investment advisory services to clients through independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment adviser in 26 states. As of December 31, 2003, our clients had in excess of $90 million under management with such third party advisors, including through SFG.

     Clients who utilize our investment advisory services pay us a quarterly fee, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage. In general, a client will pay from 1.0% to 3.0%, on an annualized basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent that the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor will also change. Because clients with managed accounts are paying this fee, they are not charged a per-transaction commission each time a transaction is effected in their accounts. In 2003, we earned management fees of approximately $737,000, which represented approximately 6% of our total revenue.

Clearing Broker

     We do not hold any funds or securities of our securities brokerage customers. Rather, we use the services of our Clearing Brokers on a fully disclosed basis. Our Clearing Brokers process all securities transactions and maintain customer accounts on a fee basis. The services provided include billing, credit review and control (including for margin accounts), receipt, and custody and delivery of securities. The Clearing Brokers also lend funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Brokers maintaining collateral in the form of saleable securities, cash or cash equivalents. However, if the Company's customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on "margin" accounts, and there is a loss for which we cannot collect from our customer, we are generally liable for such losses.

     Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection up to the entire net asset value of a client's account is provided through private insurance carriers. Pursuant to the terms of our agreements with the Clearing Brokers, Summit Brokerage agreed to indemnify and hold each of them harmless from certain liabilities and claims, including claims arising from transactions of our customers. We believe that, in general, the Clearing Brokers are able to provide us and our clients with services at a total cost which is less than it would cost us to process such transactions on our own.

Seasonality and Cyclical Factors

     Our revenues are affected only slightly by the traditional U.S. vacation seasons, such as July, August and December. Our revenues may be more adversely affected by cyclical factors, such as financial market downturns, as well as problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which has historically resulted in fewer transactions and less investing through broker/dealers such as Summit Brokerage, thereby reducing our revenues and potential profits. Such conditions would present risk in that we would need to raise additional capital to offset related significant reductions in revenues.

Competition

     We encounter intense competition in all aspects of our business. In general, we compete directly with other providers of financial services focused on meeting the needs of individual investors. Some of the strongest competition comes from companies who have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. Firms such as Merrill Lynch & Co., Inc., Citigroup Global Markets Holdings, Inc. (Salomon Smith Barney), Morgan Stanley, Charles Schwab Corp. and Edward Jones have collectively garnered a significant percentage of the overall retail financial services industry. Furthermore, we compete with numerous regional and local securities firms, as well as with firms that provide online trading, such as E*Trade Financial Corp. and Ameritrade Holding Corporation. Additionally, there has recently been increasing competition from other sources, such as commercial banks, insurance companies, and accounting and consulting firms that have entered the securities industry. We believe that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

     In addition to competing for clients, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs such as Raymond James Financial, Inc. and LPL Financial Services. To date, we have not undertaken any significant marketing initiatives with respect to recruiting registered representatives. Rather, we have attracted registered representatives as a result of the extensive relationships developed by senior management throughout their years of involvement in the financial services industry, as well as through referrals and the use of both in-house and outside recruiters. We have also not undertaken any marketing efforts designed to attract retail customers. Rather, we rely on each registered representative to attract his or her own clientele, which most typically occurs through referrals from other clients. Additionally, many of our registered representatives hold seminars to educate potential clients about various investment opportunities.

Employees

     As of December 31, 2003, we employed 55 full-time people, which includes 6 in management and 25 in general staff positions. As of December 31, 2003, there were approximately 150 registered representatives licensed with the firm, the majority of whom are engaged by us as independent contractors, although some are engaged as employees (including in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Regulation

     The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. While the SEC administers most of the federal securities laws, much of the regulation of the securities industry is subject to various self-regulatory organizations such as NASD. The self-regulatory organizations, among other things, promulgate regulations and provide oversight in the following areas:

               --   Sales practices;

               --   Trade practices among broker-dealers;

               --   Capital requirements;

               --   Record keeping; and

               --   Conduct of employees and affiliates of member organizations.

     The SEC and the self regulatory organizations also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its employees or officers. Also, new legislation, changes in the rules and regulations promulgated by the SEC or self regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker-dealers.

Subsequent Events

     Effective March 2, 2004, Summit Brokerage reorganized into a holding company structure (the "Reorganization"), whereby Summit Brokerage became a wholly-owned subsidiary of SFSG and SFSG became the parent of Summit Brokerage and the successor reporting company under the 1934 Act.

     To effect the Reorganization, an Agreement and Plan of Merger, dated July 17, 2003, was entered into by and among Summit Brokerage, SFSG and Summit Transitory Sub, Inc., a Florida corporation (the "Merger Agreement"). In connection with the Reorganization, SFSG filed with the SEC a Form S-4 registration statement which the SEC declared effective on February 10, 2004. A proxy statement/prospectus was mailed to shareholders of Summit Brokerage in connection with its annual meeting of shareholders and on February 26, 2004, the holders of a majority of Summit Brokerage's outstanding capital stock entitled to vote thereon approved the Reorganization pursuant to which Summit Transitory Sub merged with and into Summit Brokerage (the "Merger").

     Articles of Merger were filed with the Florida Department of State and the effective date of the Merger was March 2, 2004. Summit Brokerage became a wholly-owned subsidiary of SFSG as a result of the Merger and (i) each issued and outstanding share of common stock of Summit Brokerage, par value $.0001 per share, was converted into one fully paid and non-assessable issued and outstanding share of SFSG, par value $.0001 per share, (ii) each issued and outstanding share of preferred stock of Summit Brokerage, par value $.0001 per share, was converted into one fully paid and non-assessable issued and outstanding share of preferred stock of SFSG, par value $.0001 per share, and
(iii) each outstanding option to purchase shares of common stock of Summit Brokerage was converted into an option to purchase the same number of shares of common stock of SFSG, and (iv) each outstanding warrant to purchase shares of common stock of Summit Brokerage was converted into a warrant to purchase the same number of shares of common stock of SFSG. As a result, Summit Brokerage securities holders now hold capital stock, options and warrants in SFSG and not Summit Brokerage.

     Prior to the Merger, the common stock of Summit Brokerage was registered under Section 12(b) of the 1934 Act. Upon the consummation of the Merger, the common stock of SFSG was automatically deemed registered under Section 12(b) of the 1934, pursuant to Rule 12g-3(a) of the 1934, and as such, SFSG succeeded to Summit Brokerage as the reporting company under the 1934 Act.

     Our common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol "SFNS" on March 2, 2004.

Item 2. Description of Property

     On May 22, 2002, Summit Brokerage entered into a two-year lease at the monthly rate of $8,800 per month for approximately 5,000 square feet of office space located in Indialantic, Florida. This lease was terminated effective August 31, 2003 and that office was closed. The lessor was First America Living Trusts, Inc., an entity wholly-owned by Richard Parker, a former executive officer and director of Summit Brokerage.

     The Company occupies approximately 13,000 square feet of office space in three locations within the same building in Boca Raton, Florida, all of which space was previously occupied by Wachovia Securities. On August 8, 2003, the Company entered into a sublease agreement with Wachovia Bank, an affiliated entity of Wachovia Securities, wherein the parties agreed to the following: (1) with respect to approximately 5,500 square feet of space, lease such space until January 2004 at the rate of $12,542 per month; and (2) with respect to approximately 7,500 square feet, lease such space until January 2005 at the rate of $19,332 per month. On June 25, 2003, the Company entered into long-term leases with the owner of the building for those spaces occupying the approximately 5,500 square feet, which leases will take effect upon termination of the sublease agreements. These leases, which will expire on January 31, 2009, provide for base monthly rent in the amount of $9,156, plus the company's pro-rata share of the common area expenses.

Item 3. Legal Proceedings

     On August 18, 2003, Summit Brokerage terminated for cause the employment of Richard Parker, the Company's then Vice Chairman, President and Chief Operating Officer. Summit Brokerage filed an action against Mr. Parker for breach of contract, breach of fiduciary duty and injunctive relief. The litigation is in its preliminary stages. Although we believe that Summit Brokerage will prevail in the litigation on the merits, the ultimate outcome of any such actions cannot be predicted.

     From time to time the Company is engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. The Company currently maintains errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. There can be no assurance, however, that the Company will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Further, management evaluates whether or not to establish reserves for pending litigation. There is no assurance that, absent sufficient insurance coverage, the reserves will be adequate to cover any awards against the Company. While it is not possible to determine with certainty the outcome of these matters of which we are currently aware, we are of the opinion the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

     From time to time, we may also be engaged in various legal proceedings not related to securities. We currently maintain various types of insurance, including directors and officers liability insurance, as well as employment practices liability insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain such insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

     Our common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board under the symbol "SFNS." Prior to March 2, 2004, our common stock was traded under the symbol "SUBO." The following table represents the range of the high and the low last sale prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2003 and 2002. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

   Fiscal Quarter Ended                       Low                      High
   ---------------------                   ---------                 --------
   March 31, 2003                            $0.70                    $1.40
   June 30, 2003                             $0.60                    $0.87
   September 30, 2003                        $0.28                    $0.60
   December 31, 2003                         $0.28                    $0.75

   March 31, 2002                            $0.20                    $1.75
   June 30, 2002                             $1.01                    $2.75
   September 30, 2002                        $0.55                    $1.50
   December 31, 2002                         $0.66                    $1.80


     On March 17, 2004, the closing price of our common stock was $.40 and we had approximately 190 holders of record, which amount does not include approximately 300 shareholders holding shares in street name.

Dividends and Dividend Policy

     We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. During 2003, we paid a total of $10,000 in cash dividends on our Series A preferred stock.

Equity Compensation Plan Information

     The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan and non-plan equity compensation agreements as of December 31, 2003.

                                  Number of Securities to be        Weighted-Average          Number of Securities
                                    Issued Upon Exercise of         Exercise Price of        Remaining Available For
                                     Outstanding Options,         Outstanding Options,        Future Issuance Under
Plan Category                         Warrants and Rights          Warrants and Rights      Equity Compensation Plans
-------------                    ----------------------------    ----------------------    ---------------------------
Equity Compensation Plans
 Approved By
 Shareholders (1)........                 10,517,751                        $.40                  2,742,249 (2)


Equity Compensation Plans
 Not Approved by
 Shareholders (3)........                  2,313,368                        $.58                        -0-

Total....................                 12,831,119                        $.43                  2,742,249 (2)

-------------

(1)  Includes 4,257,751 shares subject to outstanding options under the 2000
     Incentive Compensation Plan and 6,260,000 shares subject to non-plan option agreements outstanding as of December 31, 2003.
(2)  Represents shares available for award grants under the 2000 Incentive
     Compensation Plan as of December 31, 2003.
(3) Includes 835,368 shares subject to non-plan option agreements outstanding as of December 31, 2003 and 1,478,000 shares issuable upon exercise of common stock purchase warrants issued in connection with our placements that were consummated in 2003. Each of these warrants have an exercise price of $.30 per share and vested immediately upon issuance.


     Equity Compensation Plans Not Approved by Shareholders - Options. The equity compensation plans not approved by shareholders consist of total outstanding options for 835,368 shares of the Company's common stock, which options were granted between 2000 and 2003. Options for 435,368 of these shares were issued prior to 2003 and have, with respect to options for approximately 216,000 shares, an exercise price of $2.50 per share, all of which have vested. Options for approximately 141,000 shares, having an exercise price of $1.00, vest ratably over a five year period of time. Additionally, there are approximately 78,000 options, having a strike price of $.50, that vested immediately upon their issuance in 2001. We have also included herein a commitment, made in 2003, to issue up to 400,000 options at an exercise price of $.45, which options shall have a ten year term and shall vest (or have vested), with respect to 150,000, on February 3, 2004, and with respect to 125,000, on each of February 3, 2005 and 2006. The optionees may pay the exercise price with respect to their options either in cash, by check, with already owned shares of common stock of the Company that have been held by the optionee for at least six
(6) months (or such other shares as will not cause the Company to recognize for financial accounting purposes a charge for compensation expense), or such other manner as provided in the agreements or as may otherwise be determined by the Company. The option agreements provide for appropriate adjustment of the number of shares subject to the options and the exercise price of the options in the event of any increase or decrease in the number of issued and outstanding shares of the Company's capital stock resulting from a stock dividend, a recapitalization or other capital adjustment of the Company. The Company has discretion to make appropriate anti-dilution adjustments to outstanding options in the event of a merger, consolidation or other reorganization of the Company or a sale or other disposition of substantially all of the Company's assets. The options are not assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an option is exercisable only by the optionee. In general, the vested portion of an option must be exercised within 90 days from disassociation with the Company.

     Equity Compensation Plans Not Approved by Shareholders - Warrants. We issued common stock purchase warrants for 1,478,000 shares of our common stock to brokers in connection with our two private common stock offerings consummated in 2003 and to certain administrative personnel. The warrants, which have a five year term commencing on either March 19, 2003 or April 11, 2003 and expiring on either March 18, 2008 or April 10, 2008, are exercisable at a price of $.30 per share payable in cash or by check. The holders of the warrants have piggy-back registration rights under which they may include in certain registration statements of the Company the shares of common stock issuable upon exercise of the warrants, subject to certain rights of the Company to cut-back the number of shares to be included under specified circumstances and to delay the filing or effectiveness of any registration statement or withdraw the registration statement. The warrant agreements contain certain cross-indemnification provisions in connection with the resale of the shares by the holders. The warrants contain anti-dilution provisions under which the then exercise price of the warrants and the number of shares of common stock issuabe upon their exercise are subject to adjustment in the event of stock splits, stock dividends, and in the event of a merger, consolidation, reorganization or reclassification of the capital stock of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of its operations for the fiscal years ended December 31, 2003 and December 31, 2002 should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein.

     When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in "Factors That May Affect Future Results and Market Price of Our Stock" of this Item 6.

     Certain amounts from the prior periods have been reclassified to conform to the current year presentation.

Overview

     Summit Brokerage Services, Inc. is a financial services firm that provides full service retail securities brokerage through its network of approximately 160 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 75 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

     Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. We are licensed to conduct our brokerage activities in 49 states, as well as the District of Columbia. Our Registered Investment Advisor, Summit Financial Group, Inc., is licensed to conduct business in 26 states.

     Our registered representatives offer a broad range of investment products and services. These products and services allow us to generate both commissions (from the sale of securities and other investment products) and fee income (for providing investment advisory services, namely managing a client's account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:


                                                        2003                      2002
                                                ---------------------     -----------------------
Mutual funds                                     $2,892,417       22%      $2,031,102         33%
Insurance and related products                   $3,734,736       29%      $2,646,587         43%
Equities                                         $3,567,329       27%      $  861,680         14%
Registered Investment Advisory fees (1)          $  737,607        6%      $  369,291          6%
Miscellaneous (2)                                $2,144,273       16%      $  246,194          4%
                                                ------------     ----     ------------       ----

     Total                                      $13,076,362      100%      $6,154,854        100%
                                                ============     ====     ============       ====

     (1)  Represents management fees derived from managed accounts.

     (2)  Miscellaneous includes interest and other income.

     Summit Brokerage is a fully-disclosed broker dealer, and therefore relies on its clearing firms to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Additionally, because the clearing firms provide us with access to many other financial products and services that we would not otherwise be able to offer, we are able to provide our clients with products and services comparable to much larger brokerage firms. In exchange for providing these services, the clearing firms typically charge us a fee every time they effect a transaction on behalf of the firm or its clients. We have a clearing arrangement with First Clearing, LLC (a joint venture between Wachovia Corporation and Prudential) and with RBC Dain Correspondent Services, Inc. (a division of RBC Dain Rauscher Incorporated).

     We have a history of operating losses. For the fiscal year ended December 31, 2003, we reported a loss of $1,244,410, versus a loss of $1,619,010 for the comparable period of 2002. Although we reported a net loss for the year, we did report net income for one quarter - the three month period ended September 30, 2003 - in which we reported income of $1,436, versus a loss of $257,092 for the same period in 2002. We believe our improved performance during that period, as well as for fiscal 2003, was primarily due to the net addition of several registered representatives, as well as an increase in investor confidence. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. We believe that, among other reasons, our results for 2003 were positively impacted by an increase in investor confidence, as measured by increases in the major stock market indices. This compares with 2002, a period of declining investor confidence, where our revenues suffered as our clients made fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

     Although we expect our results, in general, to be impacted by macroscopic forces such as the state of the economy, as well as overall market conditions and investor confidence, we may experience fluctuations in our revenue that does not follow such trends, or mirror those trends experienced by the financial services industry as a whole. This is because, given our size, we may add, or lose, registered representatives who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact the overall revenue mix will be diminished, as it is with larger firms when they hire new or lose registered representatives. However, due to our size, it is possible that the addition of new registered representatives (and their customer base) who focus on certain product(s) over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of full-year results or reflective of general market or economic trends.

     Our business plan is focused primarily on increasing our network of affiliated registered representatives, which permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring registered representatives as in-house employees. As was the case with the Boca Branch, however, we will opportunistically evaluate acquisitions, including those that would result in acquired registered representatives becoming employees of Summit Brokerage.

     By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income (or losses) in any particular period that may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

Results of Operations

     The following discussion relates to the results of operations for the fiscal year ended December 31, 2003 ("2003") compared to the results of operations for the fiscal year ended December 31, 2002 ("2002").

    Comparison of Fiscal Years Ended December 31, 2003 and December 31, 2002

Revenue:

     Commission revenue of $12,404,652 for 2003 represents an increase of $6,338,676, or 104%, over the $6,065,976 of commission revenue reported for 2002. Importantly, commission revenue for 2003 reflects the single highest annual revenue recorded by the Company since its inception. We believe several factors contributed to this growth, including the net addition of approximately 50 registered representatives and a rise in investor confidence. During 2003, commission revenues generated by the Boca Branch accounted for approximately 37% of total commission revenues, which percentage we expect to decline as we recruit more independent registered representatives.

     In any period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any period, we may add a significant number of registered representatives who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Expenses:

     Commission and clearing costs increased to $9,366,875 during 2003, which represents an increase of $4,091,008, or 77%, over the $5,275,867 reported for 2002. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs as a percentage of commission revenue, however, decreased in 2003 to 76% from 87% in 2002. This decrease is primarily attributable to acquisition of the Boca Branch. Because we pay the costs associated with the operation of the Boca Branch, as opposed to an independent branch where the owner of the branch is responsible for the payment of the branch's expenses, we pay to the Boca Branch's registered representatives a smaller percentage of the commission revenue they generate than we would pay to our independent registered representatives.

     Employee compensation and benefits increased to $2,396,333 during 2003, which represents an increase of $1,479,271, or 161%, over 2002. This increase was due primarily to the addition of several new employees during 2003, as well as the incurrence of severance costs associated with the closing of the Company's Indialantic office in the second and third quarter of 2003. In addition to wages, employee benefits also increased, not only as a result of an increase in the number of employees but also a result of the Company providing more extensive benefits in 2003 than it offered in 2002. We have also included in employee compensation and benefits those expenses associated with the issuance of common stock equivalents to our employees. For 2003, a total of $194,716 was expensed, all but $45,000 of which related to the amortization of unearned stock compensation. This compares with $87,092 recorded in 2002, of which $6,342 related to the amortization of unearned stock compensation.

     Occupancy and equipment cost increased to $492,099 during 2003, which represents an increase of $303,846, or 161%, over $188,253 reported for 2002. This increase was largely due to our need to acquire additional space in Boca Raton for our operations, as well as for the Boca Branch. On August 31, 2003, however, the Company terminated the lease for its office space in Indialantic. Monthly lease payments on the Indialantic property were approximately $8,800.

     Professional fees decreased by $121,081, or 15%, from $785,486 during 2002 to $664,405 during 2003. During 2003, we experienced increases in both legal and accounting fees (of approximately $36,000 each), which increases were offset by a decrease in consulting fees of approximately $120,000 Additionally, our results for 2003 include $119,992 of expense attributable to the issuance of common stock equivalents to non-employees, all of which related to the amortization of unearned stock compensation. This compares with total expense for 2002 of $198,132, of which $61,239 related to the amortization of unearned stock compensation.

     Communications costs increased by $236,538, or 203%, to $352,983 in 2003 from $116,445 in 2002. The increase in these costs was due primarily to the addition of several new employees, as well as the addition of the Boca Branch.

     Loss on disposition of fixed assets for 2003 was $94,632. We did not recognize any similar loss for 2002. The loss on disposition of fixed assets was attributable to the closing of the Indialantic office in the third quarter of 2003 and the related write-off of leasehold improvements and fixed assets.

     Other operating expenses increased by $293,758, or 67%, to $733,171 during 2003 from $439,413 for 2002. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses that increased during 2003 include accruals with respect to certain pending litigation, and printing and postage costs. We also include interest expense and other operating expenses, which expenses increased during 2003. This increase is primarily attributable to the recognition of imputed interest resulting from a note we issued to Wachovia Securities in connection with the acquisition of the Boca Branch. These cost increases, however, were offset by certain cost decreases. For example, the amounts that we paid for insurance during 2003 declined over amounts paid in 2002.

Net Income / Loss:

     For 2003, we reported a net loss of ($1,244,410) or ($.05) per basic and diluted share, as compared to the net loss reported for 2002 of ($1,619,010) or ($.16) per basic and diluted share. Our improved revenue performance overall is mainly attributable to the net addition of registered representatives, as well as improved investor confidence in the equity markets. However, the increase in revenue was off-set by increased operating costs from improvements made to our infrastructure and costs related to the acquisition and integration of the Boca Branch, as described above.

    Comparison of Fiscal Years Ended December 31, 2002 and December 31, 2001

Revenue:

     Revenues decreased in fiscal 2002 by $892,733, or (12.7%), to $6,154,854 from $7,047,587 in fiscal 2001. This decrease was primarily due to the downturn in the economy and the related impact on the financial markets, which in turn reduced investor activity and lowered our revenues. However, while revenues decreased overall due to general economic and market conditions, the commissions that we earned from executing trades in equities and the fees that we earned from managed accounts increased. We believe such increases are due, in significant part, to the focus of new registered representatives that we added during the year, and the focus of their particular customer base. As discussed above, we anticipate that while we grow, the addition of new registered representatives (and their customers) who focus on certain products over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of full-year results or reflective of general market or economic trends.

Expenses:

     Expenses increased in fiscal 2002 by $178,529, or 2.4%, to $7,773,864 from $7,595,335 in fiscal 2001. The higher expenses were largely attributable to the increase in legal and professional fees, due in part to the stock transaction as described under the Change of Control section in Item 11 below. These costs increased by $145,642, or 92%, to $303,265 from $157,623 in fiscal 2001.

     Commissions decreased to $5,275,867 during the year, which represents a decrease of $587,826, or 10%, over the $5,863,693 reported for 2001. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase, or decrease, proportionately as commission revenue rises or declines. Commissions as a percentage of commission revenue for 2002 were 87% versus 85% for 2001.

     Employee compensation and benefits increased to $917,062 during 2002, which represents an increase of $16,085, or 2%, over 2001. This increase was due primarily to the addition of new employees, and their related benefit costs, during 2002, offset by a decrease of $75,769 in employee stock based compensation.

     Occupancy and equipment cost increased to $188,253 during 2002, which represents an increase of $18,268, or 11%, over $169,985 reported for 2001. This increase was largely due to an increase in rent expense, resulting from our need to acquire additional space in Boca Raton for certain of our operations.

     Communications costs decreased by $13,279, or 10%, to $116,445 in 2002 from $129,724 in 2001. The principal reason for this overall decrease was a decline in our quote service expenses, which decrease was partially offset by increases in our telephone expense.

     Professional fees increased by $486,817, or 163%, to $785,486 in 2002 from $298,669 in 2001. Contributing to this increase in fees was an increase in legal fees of approximately $100,000, which increase was due primarily to the acquisition of a controlling interest in the Company by Marshall Leeds. Professional fees also increased as a result of an increase in consulting costs by approximately $140,000. In 2002, we relied heavily on the use of consultants, as opposed to employees, in our efforts to improve upon our infrastructure as well as for other purposes. During 2002, accounting fees also increased, by approximately $40,000, as did licensing and registration fees, by approximately $90,000. In addition, non-employee stock based compensation increased approximately $160,000. This overall increase was offset by a decrease in recruiting costs of approximately $44,000.

     Other operating expenses increased to $490,751 during 2002, which represents an increase of $258,464, or 111%, over $232,287 reported for 2001. Several of the items that we include within other operating expenses experienced increases, including contract labor costs, which increased by approximately $45,000, and costs associated with being a public company, which increased by approximately $33,000. Furthermore, we experienced increases in the costs incurred in connection with certain meetings that we hold for our registered representatives, as well as for office supplies and printing, both increases of which approximated $30,000. We also incurred approximately $40,000 more in insurance expense during 2002 than in 2001.

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $292,601 during 2003, compared to net cash used by operating activities of ($1,190,711) for 2002. The improvement in cash generated by operating activities is attributable to the significant increase in our revenues, and the resulting positive impact on our earnings. More specifically, during 2003, we added an additional $6.3 million of commission revenue, on which we paid commissions and clearing costs of approximately 76%, or $4.8 million. The difference, or $1.5 million, helped to offset our increased operating expenses. Additionally, our earnings were impacted by charges for several non-cash items, such as stock based compensation, depreciation and amortization and imputed interest. During 2003, such charges amounted to $764,821, compared to $341,283 for 2002.

     Cash and cash equivalents increased during the 2003 period by $1,530,443 to $3,111,117. This increase was due largely to the cash received from financing activities (primarily in connection with our private financings) of $1,763,507 and the cash generated by operating activities of $292,601, which amounts were principally offset by payments on debt obligations of $457,715.

     During 2003, we purchased $66,922 of property and equipment, which amount exceeded by $55,920 the $11,002 used during 2002. The Company does not project material capital expenditures over the next twelve months.

     Financing activities provided cash of $1,277,764 during 2003, which amount included gross proceeds of $1,960,000 that we raised through two private offerings of our common stock. These amounts raised, however, were offset by aggregate payments of $457,715 made by us to Wachovia Securities in connection with our purchase of the Boca Branch as well as $196,493 of common stock offering costs related to the private offerings.

     In the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

     Inflation. Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger.

Significant Business Relationships

     On January 26, 1994, we entered into a clearing agreement with First Clearing Corporation (formerly Wheat First Securities, Inc.), a subsidiary of Wachovia Corporation, to execute securities orders and maintain accounts for clients on behalf of our company.

     On November 1, 2000, we entered into a second clearing agreement with Dain Correspondent Services, a subsidiary of RBC Dain Rauscher Incorporated, to execute securities orders and maintain accounts for clients on behalf of our company.

Factors That May Affect Future Results And The Market Price Of Our Stock

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

     We have had recent losses. We realized net losses for the fiscal year ended December 31, 2003 of ($1,244,410) and net losses of ($1,619,010) for the fiscal year ended December 31, 2002. We cannot assure you that we will be profitable in the near future or that our revenues will grow. Additionally, our revenues and profitability have been, and may continue to be, negatively impacted by economic conditions as well as international political unrest.

     Our business could be harmed by market volatility, declines in general economic conditions and other securities industry risks. Our revenues are derived primarily from securities brokerage and related services, and we expect this business to continue to account for almost all of our revenues. We, like other securities firms, are directly affected by economic and political conditions, including, but not limited to the following:

          --   acts of war, terrorism and other political unrest;

          --   broad trends in business and finance, and

          -- changes in the conditions of the securities markets in which our customers trade.

     A downturn in these markets can adversely affects our operating results. In major stock market declines, many firms in the securities industry suffer financial losses, and the level of individual investor trading activity decreases after these events. When trading volume is low, our profitability is adversely affected because a significant portion of our costs does not vary with revenue. For these reasons, severe market fluctuations have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines might withstand such a downturn in the securities industry better than we would.

     We operate in a highly regulated industry and compliance failures could adversely affect our business. The securities industry in the jurisdictions in which we operate is subject to extensive regulation covering all aspects of the securities business. The various governmental authorities and industry self-regulatory organizations that supervise and regulate us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel us or any of our officers or employees who violate applicable laws or regulations. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel. We could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance. In addition, it is possible that any past noncompliance could subject us to future civil lawsuits, the outcome of which could have a material adverse effect on our financial condition and operating results.

     There is considerable fluctuation during any year and from year-to-year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Operations personnel monitor operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients.

     In addition, we use the Internet to provide information to our registered representatives and, to a lesser extent, our customers. Due to the increasing popularity of the Internet, it is possible that new laws and regulations may be adopted dealing with such issues as user privacy, content and pricing. Such laws and regulations might increase our cost of using, or limit our ability to use, the Internet. In addition, the growth of the Internet as a means of conducting international business has raised many legal issues regarding, among other things, the circumstances in which countries or other jurisdictions have the right to regulate Internet services that may be available to their citizens from service providers located elsewhere. In many cases, there are no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand our international operations, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

     We face substantial competition that could reduce our market share and harm our financial performance. All aspects of our business are highly competitive. We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition from commercial banks to increase because of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks' securities activities. We also compete with others in the financial services industry in recruiting registered representatives and new employees as well as retaining current personnel, and we could be adversely affected in the event we were to lose registered representatives who either individually or in the aggregate accounted for a significant percentage of our revenues.

     We expect to face increasing competition from companies offering electronic brokerage services, which is a rapidly developing industry. These competitors may have lower costs or provide fewer services, and may offer certain customers more attractive pricing or other terms, than we offer. In addition, disintermediation may occur as issuers attempt to sell their securities directly to purchasers, including sales using electronic media such as the Internet. To the extent that issuers and purchasers of securities transact business without the assistance of financial intermediaries like us, our operating results could be adversely affected.

     We may be unable to hire, integrate or retain qualified personnel. Most aspects of our business are dependent on highly skilled individuals. We devote considerable resources to recruiting, training and compensating these individuals. In addition, one component of our growth strategy is to increase market penetration by recruiting experienced registered representatives. Our business could be adversely affected if we were to lose registered representatives who account for a significant percentage of our revenues.

     In connection with our recruiting efforts, we rely significantly on the extensive relationships developed by senior management, particularly Marshall T. Leeds, throughout their years of involvement in the financial services industry, in addition to relying on referrals and the use of both in-house and outside recruiters. We cannot assure that these recruiting efforts will be successful or, if successful, that they will enhance our business, results of operations, or financial condition.

     Competition for key personnel is intense. We cannot assure that losses of key personnel due to such competition, or for other reasons, will not occur in the future. The loss of any key employee, particularly Marshall T. Leeds, our Chairman and Chief Executive Officer, could materially and adversely affect our operating results. We currently maintain key man life insurance on Mr. Leeds in the amount of $3,000,000, although there can be no assurance that we will be able to renew this policy on terms that are acceptable.

     Other than Mr. Leeds, we do not have employment agreements with any other members of senior management. We attempt to retain employees with incentives such as incentive compensation plans, including stock options conditioned on continued employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if our stock price were to decline, or fail to appreciate sufficiently. If that happened, our benefit plans might no longer be a competitive incentive for our key employees to stay with us.

     We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead the Company to being liquidated. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital of at least $250,000. As of December 31, 2003, Summit Brokerage had net capital of $2,125,624 and excess net capital (that is, net capital less required net capital) of $1,875,624.

     Our rapid growth has placed significant demands on our management and other resources and is likely to continue. To manage the currently anticipated growth of our business, we will need to attract, hire and retain highly skilled and motivated officers and employees. In particular, we expect that a need for increased staffing will continue for service personnel to support the expansion of our branch offices. We will also need to continue improving our existing systems, and/or implement new systems, for transaction processing, operational and financial management and training, integrating and managing our growing employee base. We cannot assure you that we will be able to attract the employees or conduct the system improvements necessary to manage this growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

     We may not be able to grow as planned. As part of our long-term growth strategy, we recruit individual registered representatives and we evaluate the acquisition of other firms or assets that would complement or expand our business in attractive service markets or that would broaden our customer relationships. We cannot assure you that we will be successful in our recruiting efforts or that we will be able to identify suitable acquisition candidates available for sale at reasonable prices or that we will be able to consummate any acquisition. Further, future acquisitions may further increase our leverage or, if we issue equity securities to pay for the acquisitions, our shareholders could suffer dilution of their interests.

     Future acquisitions may increase our leverage or cause dilution of existing shareholders' interests. We anticipate that our strategy of growth through acquisitions of assets of other firms will necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing that we may need in the future could have a material adverse effect on our operations and our ability to continue as a going concern. In addition, issuing securities in connection with acquisitions, or the hiring of additional registered representatives and other personnel may have a dilutive effect on the interests of our shareholders.

     We may have difficulty integrating businesses and/or generating acceptable returns from future acquisitions. Even if we are able to identify acquisition candidates and complete the acquisition on terms favorable to us, we cannot assure you that we will be able to successfully integrate any acquired business into our operations. The success of any completed acquisition will depend in large measure on our ability to integrate the operations of the acquired business with our operations and otherwise to maintain and improve the results of operations of the acquired business. Acquisitions involve a number of special risks and present financial, managerial and operational challenges, some of which include:

          --   diversion of management's attention;

          --   unanticipated events or circumstances;

          --   existence of unknown liabilities;

          --   potential disputes with sellers; and

          -- adverse effects on our reported earnings per share in the event acquired intangible net assets, if any, become impaired.

     An acquisition increases the risk that any business may lose customers or employees, including key employees of the acquired business. An acquired business could under perform relative to our expectations and we may not realize the value we expect from the acquisition. Adverse market conditions or poor investment or other performance by an acquired company may adversely affect revenue. We could also experience financial or other setbacks if an acquired company has problems of which we are not aware. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations. Further, future acquisitions may further increase our leverage or, if we issue equity securities to pay for the acquisitions, our shareholders could suffer dilution of their interests.

     Our exposure to possible litigation could adversely affect our business. From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain errors and omissions insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

     From time to time, we may also be engaged in various legal proceedings not related to securities. We currently maintain various types of insurance, including directors and officers liability insurance, as well as employment practices liability insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain such insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

     Our business relies heavily on computers and other electronic systems and capacity constraints and failures of these systems could harm our business. As our business expands, we face risks relating to the need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. We cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis. Additionally, our business may be negatively impacted by acts of cyberterrorism.

     We may not be able to completely protect ourselves from various forms of business interruption. Although we maintain business interruption insurance, the net proceeds from such insurance may not be sufficient to cover lost revenues and earnings. Additionally, in the future, it may not be possible to obtain business interruption insurance on terms that management deems acceptable, especially if such interruption relates to acts of terror, including acts of cyberterrorism.

     We rely on third party vendors to provide services that are an integral part of our business. As a fully disclosed broker-dealer, we rely on our Clearing Firms to provide a number of operations and support functions that we cannot provide internally. If our relationship with either or both of our Clearing Firms were to be terminated, our business could be materially adversely impacted unless we were able to utilize the services of another clearing firm. Even if we were to develop such other relationships, our business could be adversely impacted if we were unable to obtain terms as favorable as those currently in place.

     We depend on our headquarters and operations center for continued operation of our business. A disaster directly affecting our headquarters or operations center may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster. In addition, insurance and other safeguards might only partially reimburse us for our losses. Furthermore, we rely on third parties to perform certain back office and trade execution functions on our behalf. In the event these third parties are unable to provide these services, including as a result of a natural disaster or such other event that results in an interruption of their business activities, our operations could be materially negatively impacted.

     We may have to indemnify our directors and officers for certain actions. Our Amended and Restated Articles of Incorporation require us to indemnify (to the fullest extent permitted under Florida law) each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been directors or officers of our company. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit our shareholders and us. We maintain officers and directors liability insurance coverage in the amount of $1 million. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to us. Furthermore, there can be no assurance that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, we may be forced to pay such difference.

     Our common stock is subject to price volatility. The price of our common stock is volatile. Because of possible fluctuations in operating results, such as revenues or operating results being below the expectations of investors, and the volatility of market and economic conditions generally, there may be additional volatility in the price of our common stock. Further, approximately 6,000,000 shares of outstanding common stock were released from lock up agreements on March 2, 2004, with the remaining one-half to be released on July 1, 2004. In addition, holders of another 4,000,000 shares of common stock and 1,478,000 shares issuable upon exercise of outstanding warrants have certain registration rights and upon effectiveness of a registration statement relating to the resale of those shares, up to one-half may be sold upon effectiveness of that registration statement and the remaining one-half commencing on July 1, 2004. If a large number of shares of our common stock enters the market, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation that could subsequently result in increased costs and a diversion of management's attention and resources from operations.

     Additional capital may dilute current shareholders. In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

     There may not be a liquid market for the common stock. Our common stock is currently traded on the OTC Electronic Bulletin Board. This market generally has less liquidity than the Nasdaq SmallCap Market and certain institutional investors are precluded from buying stock in this market. There can be no assurance that our investors will be able to sell their shares of common stock at prices and times that are desirable.

     Our common stock is subject to the penny stock rules which means our market liquidity could be adversely affected. The SEC's regulations define a "penny stock" to be an equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline.

     No dividends are anticipated. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the foreseeable future.

     Our preferred stock may cause further dilution. Our Amended and Restated Articles of Incorporation authorize the issuance of up to 5,000,000 shares of "blank check" preferred stock, with such rights and preferences as may be determined from time to time by our board of directors without further shareholder approval. The Company designated 150,000 shares, and issued to investors 125,000 shares, of such preferred stock as its Series A Preferred Stock. Consequently, we have 4,875,000 shares of authorized but unissued shares of preferred stock that may be sold in the future and that can, at the discretion of our board of directors, be designated as other series of preferred stock with dividend and liquidation preferences that are senior, and not available to, the holders of our common stock. In the event that we issue additional preferred stock, the holders of such stock, as well as the Series A Preferred Stock, shall be entitled to receive dividends and distributions prior to their receipt by the holders of our common stock. Thus, holders of common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

     We may propose a reverse-split of our common stock. We may, at some time in the future, propose a reverse-split of our common stock. There can be no assurance that, in the event of a reverse-split, the stock will not otherwise decline in value.

Item 7. Financial Statements.

     The financial statements required by this item are set forth on pages F-1 through F-18 and are incorporated herein by this reference. The financial statements are the financial statements of Summit Brokerage Services, Inc. and its subsidiaries on a consolidated basis since the holding company reorganization occurred after the fiscal year ended December 31, 2003.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers and directors of the Company are as follows:

Name                              Age      Title Director
-------------------             -------    ----------------------------------------------------
Marshall T. Leeds                  48      Chairman of the Board and Chief Executive Officer
Steven C. Jacobs                   43      Executive Vice President, Chief Financial Officer,
                                           Secretary, and Director
Sanford B. Cohen                   46      Director
Paul D. DeStefanis                 43      Director
William L. Harvey                  48      Director
Gregory J. Bentley                 47      Executive Vice President  (Summit Brokerage
                                           Services, Inc.)

Executive Officers and Directors

     Marshall T. Leeds, Chairman Of The Board and Chief Executive Officer. Mr. Leeds acquired a controlling interest in Summit Brokerage on May 22, 2002 whereupon he became a director (Chairman) and Chief Executive Officer, and he has held these same offices with the Company since its inception in July 2003. From March 22, 2002 to May 22, 2002, Mr. Leeds was engaged by Summit Brokerage as its Director of Recruiting. Between October 2001 and March 2002, Mr. Leeds was a private investor. Prior thereto, Mr. Leeds served, between January 2001 and September 2001, as Chairman and Chief Executive Officer of First Union Securities Financial Network, Inc. Prior to joining First Union, Mr. Leeds served, between December 1983 and December 2000, as Chairman, President and Chief Executive Officer of JWGenesis Financial Corp. and its predecessor. JWGenesis Financial Corp. was acquired by First Union Securities Financial Network, Inc. on January 1, 2001. Mr. Leeds is a past Chairman of the National Investment Bankers Association, Inc. and also served on the Independent Contractor Firm Committee of the Securities Industry Association.

     Steven C. Jacobs, Executive Vice President, Chief Financial Officer, Secretary, and a Director. Mr. Jacobs has been a director of the Company since its inception in July 2003, and a director of Summit Brokerage since May 22, 2002. He became Executive Vice President of Summit Brokerage in February 2003, and assumed the additional duties of Chief Financial Officer and Secretary for Summit Brokerage in May 2003. He has held the same offices with the Company since its inception in July 2003. Prior to joining Summit Brokerage, Mr. Jacobs served, between October 2000 and January 2003, as the Managing Partner of Tucker Ridge Financial Partners, LLC, a private investment banking and financial advisory firm serving emerging growth and middle market companies. For the ten year period prior to founding Tucker Ridge in October 2000, Mr. Jacobs held several senior executive investment banking positions, including having served, between January 2000 and September 2000, as Managing Director for Union Atlantic, LLC and prior thereto, between March 1998 and December 1999, as Managing Director of Pinnacle Partners, LLC, a private investment banking and financial advisory firm that was acquired by Union Atlantic in December 1999. Immediately following his graduation from the University of Florida in 1982 with a Bachelors in Accounting, Mr. Jacobs held audit, tax and consulting positions with Deloitte & Touche, and subsequent thereto served as Manager of Tax and Special Projects for Microtel, Inc. Mr. Jacobs also served as Chief Financial Officer for Corporate Securities Group, Inc., an NASD member broker/dealer.

     Sanford B. Cohen, Director. Mr. Cohen has been a director of the Company since February 2004 and a director of Summit Brokerage since May 22, 2002. In 1985, Mr. Cohen founded Prescott Valley Broadcasting Co., Inc., owner of KPPV-FM and KQNA-AM radio stations in Prescott Valley, Arizona, and has been its President since its inception. From 1982 to 1984, Mr. Cohen was Vice President of National Phonecasting Co., a joint venture with Gannett Broadcasting Corp., a private company engaged in telephone broadcasting of financial information. Mr. Cohen received his B.A. degree in Economics in 1979 from Michigan State University.

     Paul D. DeStefanis, Director. Mr. DeStefanis became a director of the Company and Summit Brokerage in February 2004. He has over twenty years of financial and accounting experience. Mr. DeStefanis is currently principal of Advanced Business Valuations, a business valuation and litigation support services firm he founded in 1990. Between 1994-1996, Mr. DeStefanis served, on a part time basis, as Chief Financial Officer and Treasurer of The Commonwealth Group, a merchant banking and corporate consulting firm. Prior thereto, between 1990 and 1994, Mr. DeStefanis served as Senior Vice President, Treasurer and Chief Financial Officer for Jillian's Entertainment Corp., a diversified publicly-held entertainment company. Between 1982 and 1990, Mr. DeStefanis held various positions with Deloitte & Touche. Mr. DeStefanis graduated from the University of Florida in 1982 with a BS in Accounting. In addition to being a Certified Public Accountant, he is an Accredited Business Valuator (AICPA designation), an Accredited Senior Appraiser (American Society of Appraisers designation) and a Certified Valuation Analyst (NACVA designation). Mr. DeStefanis is also a past member of the NACVA'S Education Board.

     William L. Harvey, Director. Mr. Harvey became a director of the Company and Summit Brokerage in February 2004. He has over twenty five years of financial and accounting experience. Mr. Harvey is currently Vice President - Internal Audit for LNR Property Corporation (NYSE:LNR). Prior thereto, between 1992 - 2003, Mr. Harvey was Executive Vice President and Chief Financial Officer for Pan Am International Flight Academy, a privately held provider of flight training services. Prior to joining Pan Am, Mr. Harvey was a partner at Deloitte & Touche where he served as a member of the Firm's National Office SEC Services Department for two years. Mr. Harvey graduated from the Florida State University in 1977 with a BS in Accounting and he is also a Certified Public Accountant.

     Gregory J. Bentley, Executive Vice President (Summit Brokerage Services, Inc.). Mr. Bentley is a financial services executive with over 20 years experience focusing on strategic marketing and product development in the financial services industry. Mr. Bentley joined Summit Brokerage as Executive Vice President in April 2002. Prior to joining Summit Brokerage, Mr. Bentley was acting as a master general agent for various insurance products. From 1999 to 2001, he was Senior Vice President, Director of Insurance, for JWGenesis Financial Corp., Boca Raton, Florida, from 1999 to 2001, where he was responsible for developing the sales and marketing of annuities and other insurance products. Prior to joining that company, he served as President and Chief Operating Officer of Empire Financial Services, Longwood, Florida, from 1991 to 1999, responsible for operations and the development, sales and marketing of financial products. Prior to 1991, Mr. Bentley was Vice President and National Insurance Manger for Invest Financial Services, Tampa, Florida and Vice President of Empire Agency, Inc., Longwood, Florida, a subsidiary of Empire of America, FSB. Mr. Bentley received his B.A. in Business Administration in 1976 from State University College of New York.

Section 16(A) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of
Section 16(a) of the Exchange Act filed all such required reports with respect to fiscal year 2003.

Item 10. Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended December 31, 2001, 2002, and 2003 by our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 during those years (each a "Named Executive Officer").

                                             SUMMARY COMPENSATION TABLE
                                                                                    Long-Term
                                                    Annual Compensation(1)     Compensation Awards
                                                   -----------------------   -----------------------
Name And Principal                       Fiscal                               Securities Underlying     All Other
Position                                  Year        Salary        Bonus            Options           Compensation
------------------------------------   ----------  -----------     -------   -----------------------  --------------
Marshall T. Leeds                       12/31/03      $50,000        -0-               -0-               $42,185(2)
     Chairman, Chief Executive          12/31/02      $35,000        -0-            7,000,000(3)            -0-
     Officer and President              12/31/01        -0-          -0-               -0-                  -0-
Steven C. Jacobs                        12/31/03      $89,583        -0-             645,000(4)          $85,000(5)
     Executive Vice President, Chief    12/31/02      $20,000        -0-              45,000                -0-
     Financial Officer, Secretary,      12/31/01        -0-          -0-               -0-                  -0-
     and Director

----------------------

(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive
     Officer where the aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.
(2) Represents automobile allowance and over-rides pursuant to Mr. Leeds' employment agreement.
(3) Represents 7,000,000 options granted in 2002 that are exercisable at $.25 per share until December 31, 2007. These options were granted outside of the company's 2000 Incentive Compensation Plan. The closing price of a share of the Company's common stock as reported on the OTC Electronic
     Bulletin Board on March 15, 2002, the last date the stock was traded before the option was granted, was $.20 per share.
(4) Represents the Company's commitments to issue to Mr. Jacobs 600,000 options at an exercise price of $.45 per share and 45,000 options at exercise prices ranging from $.40 to $.50 per share.
(5) Represents compensation paid to Mr. Jacobs in connection with the Company's private placements consummated on March 19, 2003 and April 11, 2003. Amount does not include the value of 440,000 common stock purchase warrants issued to Mr. Jacobs, which warrants have a term of 5 years and an exercise price per share of $.30. Amount also does not include the value of 80,000 shares of common stock issued to Mr. Jacobs, which shares were valued at $.25 per share at the time of their issuance.

Stock Options Granted in Fiscal 2003

     The following table sets forth certain information concerning grants of options made during fiscal 2003 to the Named Executive Officers.

                                                       Percent
                                      Number of        of Total
                                      Securities       Options     Exercise    Fair Market
                                      Underlying      Granted to    or Base       Value
                                       Options        Employees      Price     on Date of    Expiration
Name                                  Granted(#)       in 2003      ($/Sh)        Grant          Date
--------------------------------    -------------    -----------  ---------   -----------    ----------
Marshall T. Leeds.............            -0-             0.0%        n/a          n/a           n/a
Steven C. Jacobs..............         400,000(1)       100.0%       $0.45          0        08/07/2013
                                       200,000            6.5%       $0.45          0        08/07/2013
                                         5,000            0.1%       $0.50          0        12/22/2013
                                        40,000            1.3%       $0.40          0        12/31/2013
----------------------

(1)  These options were granted outside of the Company's 2000 Incentive
     Compensation Plan.

Aggregate Stock Option Exercises and Year-End Option Value Table

     The following table sets forth certain information concerning option exercises in fiscal 2003, the number of stock options held by the Named Executive Officers as of December 31, 2003 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

                                                                        Number of Unexercised        Value of Unexercised
                                                                          Options Held at           In-the-Money Options
                                    Number of                             Fiscal Year-End(#)         at Fiscal Year-End(1)
                                 Shares Acquired        Value       ---------------------------- -----------------------------
Name                              on Exercise (#)    Realized($)(1)  Exercisable  Unexercisable   Exercisable   Unexercisable
------------------------------  -----------------  ---------------- ---------------------------- -----------------------------

Marshall T. Leeds..........            --                 --          5,600,000         --           $  0          $840,000
Steven C. Jacobs...........            --                 --            385,000(2)   305,000         $  0             --

---------------

(1) Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for Summit
     Brokerage's common stock as reported by NASDAQ Trading and Market Services on December 31, 2003 was $.40 per share. Value is calculated by multiplying
     (a) the difference between $.40 and the option exercise price by (b) the number of shares of common stock underlying the option.

(2) Does not include the value of warrants held by Mr. Jacobs that entitle him to purchase up to 440,000 shares of our common stock at a price of $.30 per share.

Employment Agreements

     The Company entered into an employment agreement with Marshall T. Leeds dated March 22, 2002 pursuant to which he was employed by the Company as its Director of Recruiting in connection with its broker recruitment efforts and other strategic matters. In connection with his employment, Mr. Leeds received an option exercisable for 7,000,000 shares of common stock at an exercise price of $.25 per share pursuant to an option agreement dated March 22, 2002. On May 22, 2002, his employment agreement was amended and restated for a term of two years and pursuant to which Mr. Leeds became the Company's Chief Executive Officer and Chairman. The employment agreement, as amended and restated, provides that, in consideration for Mr. Leeds' services, he is to be paid a base salary of $50,000 and will be reviewed annually. He will receive an override or fee equal to 3% of the first twelve month's gross production generated by brokers recruited by him who remain with the Company for at least 12 months. Mr. Leeds will also receive commission income generated by him for his production as a registered representative with the Company. The agreement provides for a 12-month severance arrangement upon termination without cause or in connection with a change of control, as such terms are defined in the employment agreement. Mr. Leeds has the right to terminate the employment agreement upon 60-days notice to the Company. The agreement also prohibits Mr. Leeds from disclosing or using for his benefit confidential information about the Company during and after his employment with the Company. Further, during his employment with the Company and for a 12-month period after termination of employment, he may not divert, attempt to divert or solicit any prospective or existing customers of the Company for the benefit of any competitor of the company or employ, hire or seek to employ or hire an employee or independent registered representative of the Company, or otherwise directly or indirectly induce or solicit such persons to leave their employment with the Company. Mr. Leeds' employment agreement was subsequently modified to include a non-competition agreement pursuant to which Mr. Leeds may not compete with the company during the term of his employment with Company or within the 12 month period after termination or expiration of his employment.

2000 Incentive Compensation Plan

     Our 2000 Incentive Compensation Plan (the "Plan") was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company's Board of Directors. The Plan provides for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company's performance. As of December 31, 2003, the Company had reserved an aggregate of 4,000,000 shares of common stock for grants under the Plan, pursuant to an amendment to the Plan approved by the shareholders in August 2002. The number of shares issuable under the Plan was further amended, however, on February 26, 2004, at which time it was increased to 7,000,000. As of December 31, 2003, the Company had issued, or committed to issue, options for a total of 4,257,751 under the plan, leaving a total of 2,742,249 options available for future grants. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. Options have a term of ten years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. In general, options issued under the Plan must be exercised within 90 days of an employee's disassociation from the Company. The exercise prices of the options range from $.45 per share to $2.50 per share, and generally have scheduled vesting. Upon expiration of unexercised options, the unexercised shares subject to such options will again be available for purposes of the Plan.

Options Granted Outside of Our 2000 Incentive Compensation Plan

     As of December 31, 2003, we had outstanding options to purchase an aggregate of 7,095,368 shares of common stock with a range of exercise prices from $.10 to $2.50 per share. Options for a total 6,100,000 shares expire on December 31, 2007, unless terminated earlier in accordance with their terms. All other non-plan options have a term of ten years from the date of grant unless otherwise terminated in accordance with their terms. In general, options granted outside the Plan must be exercised within 90 days of an employee's disassociation from the Company. Of such outstanding options granted outside of our Plan, options for approximately 6,788,950 shares are immediately exercisable as of December 31, 2003.

Director Compensation

     In serving on our Board, directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the Audit Committee. In connection with their service to the Company in 2003, each director is entitled to an option for 20,000 shares of common stock at an exercise price equal to the price of our common stock at year end.

Audit Committee and Audit Committee Financial Expert

     The Company has an Audit Committee comprised of two members selected from its Board of Directors. In February 2004, the Company's Board of Directors appointed Paul D. DeStefanis and William L. Harvey as the Company's Audit Committee. The Board of Directors determined that each of them was independent under applicable rules of the American Stock Exchange. Further, the Board of Directors determined that the Audit Committee has at least one financial expert, who is William Harvey.

Code of Ethics

     We adopted the Summit Financial Services Group, Inc. Code of Ethics for the CEO and Senior Financial Officers (the "finance code of ethics"), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, controller and other finance organization employees. The finance code of ethics is publicly available on our website under Investor Relations at www.summitbrokerage.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, our Chief Financial Officer or controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11. Security Ownership of Certain Beneficial Owners

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information as of January 31, 2004 with respect to the beneficial ownership of common stock by: (i) each executive officer named in the Summary Compensation Table; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company's common stock; and (iv) all executive officers and directors as a group.

        Name of Beneficial
        Owner(1)(2)                                                    No. of shares     Percentage
        -----------------------------------------------------------  -----------------   ----------

        Marshall T. Leeds                                             15,354,927(3)        44.8%
        Richard Parker                                                 3,426,927(4)        11.9%
        Harry S. Green (11)                                              305,334(5)         1.1%
        Steven C. Jacobs                                                 905,000(6)         3.1%
        Sanford B. Cohen                                                  10,000(7)         *
        Paul D. DeStefanis                                               200,000            *
        William L. Harvey                                                     --            --
        Antares Capital Fund III Limited Partnership (8)               4,000,000           14.2%
        The Equity Group Inc. Profit Sharing Plan & Trust (9)          1,600,000            5.7%

        All executive officers and directors as a group (5 persons)   16,775,261(10)       47.7%


----------------

* Represents less than 1% of the issued and outstanding common stock of the company.
(1) Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 980 North Federal Highway, Suite
     310, Boca Raton, Florida 33432.
(2) Based on 28,189,583 shares outstanding on January 31, 2004, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of January 31, 2004, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3) Includes: (a) 6,400,000 shares of common stock; (b) 5,600,000 issuable pursuant to options exercisable within the next 60 days; and (c) 3,354,927 shares of common stock beneficially owned by Mr. Parker but for which Mr.
     Leeds has sole voting power pursuant to a Shareholders' Voting Agreement and Irrevocable Proxy granted to him by Mr. Parker and his spouse in connection with the closing of the Leeds Transaction, which shares are represented as follows: (i) 2,854,927 outstanding shares beneficially owned by Mr. Parker; and (ii) 500,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(4) Includes: (i) 2,357,252 shares of common stock; (ii) 462,675 shares owed jointly with his spouse; (iii) 27,000 shares owned by his spouse; (iv)
     500,000 shares issuable pursuant to stock options exercisable within the next 60 days; and (v) 80,000 shares he and/or his spouse control as trustees of two foundations and a trust. Mr. Parker's address is 417
     Magnolia Avenue, Melbourne Beach, Florida 32951.
(5) Includes 43,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(6) Includes 385,000 shares issuable pursuant to stock options exercisable within the next 60 days, and 440,000 shares issuable pursuant to currently exercisable warrants.
(7) Includes 10,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(8)  Address: 7900 Miami Lakes Drive West, Miami Lakes, Florida 33016. Antares
     Capital Fund III Limited Partnership ("ACF") is a Delaware limited partnership whose general partner is Antares Capital Partners III, L.L.C.
     ("ACP"), a Florida limited liability company. As the general partner, ACP has sole voting authority over ACF's investments. The managing partners of ACP are Jonathan I. Kislak and Randall Poliner.
(9) Address: 800 Third Avenue, 36th Floor, New York, NY 10022. The co-trustees of the Equity Group Inc. Profit Sharing Plan & Trust are Robert Goldstein and Loren Mortman, either of whom has voting authority over the Trust's investments. Also, Ms. Mortman and her spouse jointly own 200,000 shares of common stock.
(10) Includes 6,978,000 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days.
(11) Mr. Green did not stand for re-election as a director at the Summit
     Brokerage annual shareholders meeting held on February 26, 2004 and his term as a director of the Company ended on that date.

     Voting Agreements and Agreements Related to Corporate Governance.

     As discussed in footnote 3 above, Marshall T. Leeds has voting control over certain shares of common stock beneficially owned by Richard Parker and/or his spouse pursuant to a Shareholders' Voting Agreement and Irrevocable Proxy dated May 22, 2002 between Richard Parker and his spouse, and Mr. Leeds. The voting agreement is terminable on the earlier of (a) May 22, 2007, (b) the date Mr. Leeds is no longer an executive officer or director of Summit Brokerage, or (c) the occurrence of certain change of control events.

     When Antares Capital Fund III Limited Partnership purchased 4,000,000 shares common stock of Summit Brokerage on April 11, 2003, it entered into a Stock Purchase Agreement with Summit Brokerage and a Co-Sale and Voting Rights Agreement with Marshall T. Leeds. Under those agreements, Antares has certain rights relating to corporate governance matters for so long as Antares owns 2,000,000 of the original 4,000,000 shares it purchased. Such rights include:

     -- the right to appoint or nominate for election a director, which director would also serve on the compensation and audit committees; and further, Mr. Leeds agreed to vote his shares in favor of such appointment or election;

     -- the right to have a representative present at meetings of the board and its committees, which right includes the same access to the company's records as a board member would have;

     -- majority approval by the independent directors of certain stock purchases, if any, under $.25 per share by Mr. Leeds, and if so approved, Antares has the right to participate with Mr. Leeds on a pro-rata basis;

     -- the right to participate on a pro-rata basis in any sale of the company's stock by Mr. Leeds on the same terms and conditions as any such proposed sale.

     Although Antares has a right to designate a nominee to our board of directors, it has not done so and has not indicated to us when or if it will do so.

     The foregoing agreements will survived the consummation of the reorganization and the rights and obligations of the parties thereto apply to securities of the Company.

     Under letter agreement dated April 11, 2003, Antares agreed to vote its shares in favor of the holding company reorganization, so long as Mr. Leeds also voted his shares accordingly.


Item 12. Certain Relationships and Related Transactions.

     Until August 31, 2003, we leased approximately 5,000 square feet of office space for our headquarters from First America Living Trust, Inc., a company wholly-owned by Mr. Parker ("First America"), our former Vice Chairman, President and Chief Operating Officer. Lease payments totaled approximately $44,000 and $133,000 during 2003 and 2002, respectively. In addition to the lease payments described herein, the Company assigned certain fixed assets having a carrying value of approximately $35,000 in exchange for the forgiveness of approximately $18,000 due under the lease. The lease was terminated on August 31, 2003.

     In connection with sales of common stock in our private placement made during 2003, Steven C. Jacobs, our Executive Vice President, Chief Financial Officer and a director, received warrants entitling him to purchase 440,000 shares of our common stock at an exercise price of $.30 per share, 80,000 shares of our common stock, and $85,000 of cash compensation.

     We believe that the terms of the foregoing arrangements were no less favorable to us than we could have obtained from non-affiliated third parties. We anticipate that all future transactions with our affiliates, if any, will be on terms believed by our management to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of disinterested directors.

Item 13. Exhibits and Reports on Form 8-K

     A.   Exhibits

     Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number               Name
--------             --------------------------------------------------------------------------------------------------
2.1                  Merger  Agreement  by and among the  Registrant,  Summit  Brokerage  Services,  Inc.  and  Summit
                     Transitory Sub, Inc. dated July 17, 2003 (1)
3.1                  Amended and Restated Articles of Incorporation (2)
3.2                  Bylaws (2)
10.1                 2000 Incentive Compensation Plan, as amended*
10.2                 Stock Purchase  Agreement by and among the Summit Brokerage  Services,  Inc.,  Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)
10.3                 Stock Option Agreement between Summit Brokerage Services,  Inc. and Marshall T. Leeds dated
                     March 22, 2002 (3)
10.4                 Amended and Restated Employment  Agreement between Summit Brokerage  Services,  Inc. and
                     Marshall T. Leeds dated May 22, 2002 (4)
10.5                 Shareholders'  Voting  Agreement and Irrevocable  Proxy by and among Summit  Brokerage
                     Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002.(4)
10.6.1               Commercial Lease between Summit Brokerage  Services,  Inc. and First America Living Trust,
                     dated May 22, 2002 (4)
10.6.2               Employment  Agreement between Summit Brokerage Services,  Inc. and Richard Parker,  dated
                     May 22, 2004 (4)
10.6.3               Stock Option Agreement between Summit Brokerage Services,  Inc. and Richard Parker, dated
                     May 22, 2004 (3)
10.6.4               Stock Option Agreement between Summit Brokerage Services,  Inc. and Richard Parker, dated
                     May 22, 2004 (3)
10.7                 Form of  Registration  Rights  Agreement  between  Summit  Brokerage  Services,  Inc. and certain investors (5)
10.8                 Form of Warrants dated effective March 19, 2003 (6)
10.9                 Warrant  Agreement between Summit Brokerage  Services,  Inc. and Steven C. Jacobs dated effective March 19, 2003*
10.10                Warrant  Agreement between Summit Brokerage  Services,  Inc. and Steven C. Jacobs dated effective April 11, 2003*
10.11                Stock Purchase  Agreement  between Summit Brokerage  Services,  Inc. and Antares Capital Fund
                     III Limited Partnership, dated April 11, 2003 (7)
10.12                Supplemental  Letter between Summit Brokerage  Services,  Inc.,  Antares Capital Fund III Limited
                     Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)
10.13                Registration  Rights Agreement between Summit Brokerage  Services,  Inc. and Antares Capital
                     Fund III Limited Partnership, dated April 11, 2003 (7)
10.14                Co-Sale and Voting  Rights  Agreement  between  Marshall T. Leeds and  Antares  Capital  Fund III
                     Limited Partnership, dated April 11, 2003 (7)

21.1                 Subsidiaries of the Company*
31.1                 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002.*
31.2                 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002.*
99.1                 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                     2002*
99.2                 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                     2002*

------------------
* Filed herewith

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, filed on September 15, 2004, File No. 333-108818
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No.
     333-108818.

(3)  Incorporated by reference to the Form 10-QSB for the fiscal quarter ended
     March 31, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(4)  Incorporated by reference to the Form 10-QSB for the fiscal quarter ended
     June 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.
(5)  Incorporated by reference to the Form 10-KSB for the fiscal year ended
     December 31, 2002, of Summit Brokerage Services, Inc., filed March 31,
     2003, file no. 000-29337.
(6)  Incorporated by reference to the Form 10-QSB for the fiscal quarter ended
     September 30, 2003, of Summit Brokerage Services, Inc., filed November 14,
     2003, file no. 000-29337.
(7) Incorporated by reference to the Form 8-K filed on April. 21, 2003 by Summit Brokerage Services, Inc., file no. 000-29337.

Item 14. Controls and Procedures

     The Company's Chief Executive Officer and the Company's Chief Financial Officer evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     During the fourth fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 15. Principal Accountant Fees and Services.

Audit Fees
----------

     Moore Stephens Lovelace, P.A., our principal accountants, billed us an aggregate of $63,000 and $69,000 for each of the fiscal years ended December 31, 2003 and 2002, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during such fiscal years (which in fiscal 2002 included the audit of the Boca Raton, Florida branch of Wachovia Securities Financial Network, Inc. financial statements for the years ended December 31, 2002 and 2001).

Audit Related Fees
------------------

     Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in the fiscal years ended December 31, 2003 and 2002 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees
--------

     Our principal accountants billed us $2,500 and $-0- in fees and expenses for services performed relating to tax compliance, tax advice or tax planning in the fiscal years ended December 31, 2003 and 2002, respectively.

All Other Fees
--------------

     Our principal accountants did not bill us any additional fees in the fiscal years ended December 31, 2003 and 2002, for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures
-------------------------------------------------------------

     Our principal auditors were authorized to perform audit services for the fiscal year ended 2003 by our Board of Directors and the Company's Chief Executive Officer and Chief Financial Officer. With respect to provisions of services other than audit, review or attest services, our principal accountants brought such services to the attention of the Chief Executive Officer and Chief Financial Officer prior to commencing such services. Such services primarily consisted of review of our Form S-4 registration statement in connection with the holding company reorganization.

     Moore Stephens Lovelace, P.A. was appointed by our Audit Committee as our independent auditors for purposes of auditing our financial statements for fiscal 2004. Our principal auditors informed our Audit Committee of the scope and nature of each service to be provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants have been informed to bring such services to the attention of our Audit Committee, or one or more members of our Audit Committee to whom authority to grant such approval has been delegated by the Audit Committee, prior to commencing such services.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Summit Financial Services Group, Inc. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SUMMIT FINANCIAL SERVICES GROUP, INC.


                            /s/ Marshall T. Leeds
                            ----------------------------------------------------
                            Marshall T. Leeds
                            Chairman of the Board and Chief Executive Officer (principal executive officer)

                            Date: March 29, 2004




                            /s/ Steven C. Jacobs
                            ----------------------------------------------------
                            Steven C. Jacobs
                            Executive Vice President and Chief Financial Officer (principal financial officer)

                            Date: March 29, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

       Signature                                        Title                                        Date
       ---------                                        -----                                        ----

/s/ Marshall T. Leeds               Chairman of the Board and Chief Executive Officer           March 29, 2004
----------------------------                  (principal executive officer)
     Marshall T. Leeds

/s/ Steven C. Jacobs                Executive Vice President, Chief Financial Officer,          March 29, 2004
----------------------------                          and Secretary
    Steven C. Jacobs                          (principal financial officer)

/s/ Paul D. DeStefanis                                  Director                                March 29, 2004
----------------------------
    Paul D. DeStefanis

/s/ William L. Harvey                                   Director                                March 29, 2004
----------------------------
    William L. Harvey

/s/ Sanford B. Cohen                                    Director                                March 29, 2004
----------------------------
    Sanford B. Cohen

                         SUMMIT BROKERAGE SERVICES, INC.
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                     Years Ended December 31, 2003 and 2002

                                 C O N T E N T S
                                    ---------


                                                                           Page
                                                                          Number
                                                                          ------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-1


CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statement of Financial Condition                           F-2

    Consolidated Statements of Loss                                         F-3

    Consolidated Statements of Changes in Stockholders' Equity              F-4

    Consolidated Statements of Cash Flows                                   F-5

    Notes to Consolidated Financial Statements                              F-6


SUPPLEMENTAL INFORMATION

    Schedule I - Computation of Net Capital Under Rule 15c3-1
     of the Securities and Exchange Commission                             F-16

    Report of Independent Certified Public Accountants on
     Internal Control Structure Required by SEC Rule 17a-5
     for a Broker-Dealer Claiming an Exemption from SEC Rule 15c3-3        F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
Summit Brokerage Services, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated statement of financial condition of Summit Brokerage Services, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 that you are filing pursuant to Rule 17a-5 under the Securities Exchange Act of 1934. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Brokerage Services, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplemental information required by Rule 17a-5 under the Securities Exchange Act of 1934. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/  Moore Stephens Lovelace, P.A.
Certified Public Accountants


Orlando, Florida
February 6, 2004, except for
 Note 15, as to which the date
  is February 26, 2004

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Financial Condition
December 31, 2003
--------------------------------------------------------------------------------

ASSETS
 Cash and cash equivalents                                          $ 3,111,117
 Deposit held at clearing broker                                         76,017
 Commissions receivable, net of allowance of $14,743                    380,412
 Other receivables                                                       99,813
 Securities owned, at fair value                                          2,835
 Prepaid expenses                                                        83,138
 Property and equipment, net                                             64,427
 Goodwill and customer list, net                                      1,477,576
                                                                    ------------
Total assets                                                        $ 5,295,335
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                              $   743,832
 Accrued commissions expense                                            651,503
 Note payable, net                                                    1,273,042
                                                                    ------------
      Total liabilities                                               2,668,377
                                                                    ------------

Commitment and contingencies

Stockholders' equity
 Preferred stock, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and
  outstanding (liquidation preference of $125,000)                           13
 Common stock, par value $0.0001 per share; authorized
  50,000,000 shares; 28,170,773 issued and 28,128,707
  outstanding                                                             2,817
 Additional paid-in capital                                           8,904,658
 Unearned stock compensation                                           (677,275)
 Treasury stock, at cost                                                (21,746)
 Accumulated deficit                                                 (5,581,509)
                                                                    ------------
     Total stockholders' equity                                       2,626,958
                                                                    ------------
Total liabilities and stockholders' equity                          $ 5,295,335
                                                                    ============


    The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Loss
For The Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                    2003                2002
                                                -------------      -------------
Revenues
 Commissions                                    $ 12,404,652       $  6,065,976
 Interest and dividends                              502,924             76,202
 Other                                               168,786             12,676
                                                -------------      -------------
                                                  13,076,362          6,154,854
                                                -------------      -------------

Expenses
 Commissions and clearing costs                    9,366,875          5,275,867
 Employee compensation and benefits                2,396,333            917,062
 Occupancy and equipment                             492,099            188,253
 Communications                                      352,983            116,445
 Professional expenses                               664,405            785,486
 Depreciation and amortization                       220,274             51,338
 Loss on disposition of assets                        94,632                  -
 Other operating expenses                            733,171            439,413
                                                -------------      -------------
                                                  14,320,772          7,773,864
                                                -------------      -------------

Net loss before income taxes                      (1,244,410)        (1,619,010)

Provision for income taxes                                 -                  -
                                                -------------      -------------

Net loss                                        $ (1,244,410)      $ (1,619,010)
                                                =============      =============

Weighted average common shares and
 common share equivalents outstanding             26,523,974         10,264,778
                                                =============      =============

Basic and diluted loss per share                $      (0.05)      $      (0.16)
                                                =============      =============


    The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For The Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------

              Preferred
                Stock              Common                         Unearned            Accumulated                            Total
              Number of           Number of           Additional   Stock                Other                                Stock-
                Shares     Par     Shares      Par     Paid-In     Compen-  Treasury Comprehensive Subscription Accumulated holders'
             Outstanding  Value  Outstanding  Value    Capital     sation     Stock      Income     Receivable    Deficit     Equity
             -----------  -----  ----------- ------- ----------- ----------- --------- ----------- ------------ ----------- --------

Balances,
 December 31,
 2001            125,000  $  13   4,691,080  $  470  $ 3,023,897 $   (6,342) $(16,238)    $ 2,660  $ (10,250)$(2,703,089)   $291,121
Preferred
 stock
 dividend              -      -           -       -            -          -         -           -          -      (5,000)    (5,000)
Issuance of
 treasury
 stock                 -      -       1,068       -            -          -    12,520           -          -           -     12,520
Cancellation
 of stock
 subscription          -      -           -       -      (10,250)         -         -           -     10,250           -          -
Issuance of
 common stock          -      -  14,000,000   1,400    2,457,249          -         -           -          -           -  2,458,649
Issuance of
 common stock
 for
 services -
 non-
 employees             -      -     100,000      10       65,990          -         -           -          -           -     66,000
Exercise of
 common stock
 options               -      -   1,400,000     140      349,860          -         -           -          -           -    350,000
Options
 issued for
 services -
 non-
 employees             -      -           -       -      345,755   (298,362)        -           -          -           -     47,393
Options
 issued for
 services -
 employee              -      -           -       -      104,250          -         -           -          -           -    104,250
Amortization
 of unearned
 stock
 compensation          -      -           -       -            -     67,581         -           -          -           -     67,581
Reduction in
 unrealized
 gain                  -      -           -       -            -          -         -      (2,660)         -           -    (2,660)
Net loss               -      -           -       -            -          -         -           -          -  (1,619,010)(1,619,010)
             -----------  -----  ----------- ------- ----------- ----------- --------- ----------- ---------- ---------- -----------

Balances,
 December 31,
 2002            125,000     13  20,192,148   2,020    6,336,751   (237,123)   (3,718)          -          -  (4,327,099) 1,770,844
Preferred
 stock
 dividend              -      -           -       -            -          -         -           -          -     (10,000)   (10,000)
Purchases of
 treasury
 stock, net            -      -     (34,150)      -            -          -   (18,028)          -          -           -    (18,028)
Issuance of
 common stock          -           7,920,000    792    1,762,715          -         -           -          -           -  1,763,507
Issuance of
 common stock
 for
 services -
 non-
 employees             -      -      50,709       5       29,011          -         -           -          -           -     29,016
Options
 issued for
 services -
 non-
 employees             -      -           -       -      122,769   (122,769)        -           -          -           -          -
Options
 issued for
 services -
 employee              -      -           -       -      653,412   (587,091)        -           -          -           -     66,321
Amortization
 of unearned
 stock
 compensation          -      -           -       -            -    269,708         -           -          -           -    269,708
Net loss               -      -           -       -            -          -         -           -          -  (1,244,410)(1,244,410)
             -----------  -----  ----------- ------- ----------- ----------- --------- ----------- ---------- ---------- -----------

Balances,
 December 31,
 2003            125,000  $  13   28,128,707 $2,817  $ 8,904,658  $(677,275) $(21,746)    $     -    $     - $(5,581,509)$2,626,958
             ===========  =====  =========== ======= =========== =========== ========= =========== ========== ========== ===========

    The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2003 and 2002
----------------------------------------------------------------------------------------------------------------------



                                                                                         2003                 2002
                                                                                    -------------        -------------

Cash flows from operating activities
 Net loss                                                                           $ (1,244,410)        $ (1,619,010)
 Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
    Provision for doubtful accounts and advance receivables                               29,333                4,721
    Depreciation                                                                          29,951               51,338
    Stock-based compensation and consulting                                              343,724              285,224
    Loss on disposition of assets                                                         94,632                    -
    Amortization of customer list                                                        190,323                    -
    Amortization of imputed interest                                                      76,858                    -
    Changes in:
      Deposit held at clearing broker                                                    (50,972)                  17
      Deposit held at clearing broker - related party                                     45,459                6,051
      Commission receivable                                                              (33,492)             120,598
      Other receivables                                                                    2,286               92,016
      Prepaid expenses                                                                    (5,495)             (14,205)
      Due from related party, net                                                        (40,200)                   -
      Accounts payable and accrued expenses                                              513,741               35,783
      Accrued commissions expense                                                        340,863             (153,244)
                                                                                    -------------        -------------
        Net cash provided by (used in) operating activities                              292,601           (1,190,711)
                                                                                    -------------        -------------


Cash flows from investing activities
 Purchase of property and equipment                                                      (66,922)             (11,002)
                                                                                    -------------        -------------
        Net cash used in investing activities                                            (66,922)             (11,002)
                                                                                    -------------        -------------


Cash flows from financing activities
 Dividends paid - preferred stock                                                        (10,000)              (5,000)
 Purchase (issuance) of treasury stock, net                                              (18,028)              12,520
 Issuance of common stock                                                              1,763,507            2,808,649
 Payments on debt obligation                                                            (457,715)             (50,000)
                                                                                    -------------        -------------
        Net cash provided by financing activities                                      1,277,764            2,766,169
                                                                                    -------------        -------------

Net increase in cash and cash equivalents                                              1,503,443            1,564,456

Cash and cash equivalents at beginning of year                                         1,607,674               43,218
                                                                                    -------------        -------------

Cash and cash equivalents at end of year                                            $  3,111,117         $  1,607,674
                                                                                    =============        =============

    The accompanying notes are an integral part of the financial statements.

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Summit Brokerage Services Inc. (the "Company") is a National Association of Securities Dealers ("NASD") member firm. The Company is an independent broker-dealer offering financial services to clients across the country through its network of approximately 65 independent broker-dealer branch offices as well as its one company-owned office.

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's primary subsidiaries include Summit Financial Group, Inc. (a registered investment advisor), SBS Insurance Agency of Florida, Inc. (an insurance business) and Summit Holding Group, Inc. (see Note 15). Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

DEPOSIT HELD AT clearing brokerS - The Company has an interest-bearing reserve deposit with certain clearing brokers. These clearing brokers require deposits of all introducing brokers for whom they transact business.

COMMISSIONS RECEIVABLE - Based upon past experience and a review of the individual accounts, management believes the commissions receivable as of December 31, 2003 are fully collectible; accordingly, no allowance has been recorded.

SECURITIES OWNED, AT FAIR VALUE - Securities owned are valued at estimated fair value as determined by management. The resulting differences between cost and estimated fair value are included in the consolidated statements of loss.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years.

TREASURY STOCK - Treasury stock is reflected at cost.

COMMISSIONS REVENUE AND EXPENSES - Commissions revenues and the corresponding expense are recorded on a trade-date basis. The Company receives commissions on securities transactions sold by registered representatives of the branch offices. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the registered representatives based on a formal commission payout schedule maintained with each representative.

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist primarily of taxes currently due plus deferred taxes related to net operating losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax may also be recognized for operating losses and tax credits that are available to offset future taxable income.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK OPTIONS - The Company accounts for its stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If options are granted to employees for services and other consideration with an exercise price below the fair market value of the common stock on the date of grant, the difference between the fair market value and the exercise price is charged to either stock-based compensation expense (where the options are issued for services previously performed) or unearned stock compensation (where the options are issued for services to be performed in the future). Stock-based compensation expense and any amortization of unearned stock compensation related to employees is included in employee compensation and benefits in the accompanying statements of loss.

The Company accounts for its options issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 requires that options granted for services are to be recorded at fair market value at the date of grant, regardless of the exercise price of the options. The Company determines fair market value by using the Black-Scholes Option Valuation Model. The fair market value is charged to stock-based compensation (where the options are issued for services previously performed) or unearned stock compensation (where the options are issued for services to be performed in the future). Stock-based compensation and any amortization of unearned stock compensation related to non-employees is included in professional expenses in the accompanying statements of loss.

Unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future and/or services for which future vesting requirements must be met. The Company amortizes any amounts recorded as unearned stock compensation on a pro-rata basis over the period that the options are earned, which generally is the vesting period. Many of the Company's registered representatives are independent, and are, therefore, considered non-employees by the Company for purposes of accounting for stock option activity.

FAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," require the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FAS 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes Option Valuation Model. Statement of Financial Accounting Standards No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25.

LOSS PER SHARE - Basic loss per share for the years ended December 31, 2003 and 2002 has been computed by dividing net loss less preferred dividends of $15,000 by the weighted average number of common shares outstanding. Diluted loss per share for the years ended December 31, 2003 and 2002 is the same as basic, as the dilutive calculation would have an anti-dilutive effect because of the net loss. The weighted average number of potentially dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2003 and 2002, totaled 11,477,026 and 8,221,508, respectively.

ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECLASSIFICATIONS - Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net loss from 2002.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003:

Computer systems and software                                         $  63,622
Equipment and furniture                                                   9,299
                                                                      ----------
   Total                                                                 72,921
     Less: accumulated depreciation                                      (8,494)
                                                                      ----------

       Total property and equipment                                   $  64,427
                                                                      ==========

Depreciation expense was $29,951 and $51,338 for the years ended December 31, 2003 and 2002, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2003:

Accounts payable                                                      $ 335,563
Accrued expenses and other accrued liabilities                          353,445
Accrued wages and other                                                  54,824
                                                                      ----------

                                                                      $ 743,832
                                                                      ==========

NOTE 4 - ACQUISITION

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the "Branch"). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. ("Wachovia"), with approximately 30 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of a registered representative agreement with each of the registered representatives. Substantially all of the registered representatives signed agreements with the Company. The purchase price approximated the unamortized outstanding balance of sign-on bonuses paid by Wachovia to the registered representatives, which bonuses are subject to reimbursement by the representatives in an amount equal to the unamortized outstanding balance if the representative leaves before the designated date. The purchase price is being paid by Summit in equal monthly payments over the four-year period commencing January 2003. The continuous employment of all of the representatives is not guaranteed; however, for representatives who do not maintain employment with the Company through the entire four-year period ending January 2, 2007, a pro rata adjustment to the purchase price for the remaining non-employed period will be made. Upon leaving the Company, Wachovia, not the Company, retains the right to reclaim the unamortized portion of the original bonuses paid to the representatives. Management believes that the acquisition will expand its market presence and overall customer base. In accordance with Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the results of operations of the Branch have been included in the Company's financial statements from the date of acquisition. Based upon management's estimates, the purchase price, including transaction costs, has been allocated as follows: Customer list - $1,142,000; Goodwill - $532,000; Equipment - $6,000; imputed interest - $176,000. Customer list is being amortized over its estimated beneficial life of six years. Amortization of customer list for the year ended December 2003 was $190,323. Imputed interest is presented as a discount on the note payable and is being amortized over the life of the loan, at 5.25%, using the effective interest method. Amortization of imputed interest for the year ended December 31, 2003 was $76,858. As of the date of the acquisition, there were no contingent considerations that needed to be recorded in accordance with SFAS No. 141. The Company anticipates this goodwill to be fully deductible for tax purposes over fifteen years.

In accordance with FAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews the customer list and goodwill for impairment. Management has determined from its annual analysis that no impairment exists as of December 31, 2003.

NOTE 5 - COMMON STOCK

In July 2000, the Company established the 2000 Incentive Compensation Plan (the "Plan"). The terms of the Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance (see Note 15).

On October 14, 2002, the Company approved the Common Stock Private Offering (the "Offering"), which consisted of a private placement of up to 20,000,000 shares of its common stock to accredited investors at a purchase price of $.25 per share. The Company also authorized the issuance of up to 2,000,000 of common stock purchase warrants to selling broker-dealers in the Offering. These warrants have an exercise price per share equal to $.30 and vest immediately upon issuance. During the year ended December 31, 2003, the Company issued 3,840,000 shares of common stock related to the Offering for $960,000. During the year ended December 31, 2003, the Company issued 548,000 warrants which were fair valued in accordance with FAS 123 at approximately $329,000. The entire $329,000 is considered an Offering cost and was charged against additional paid-in capital, which resulted in no net effect to equity. Additionally, other Offering costs of $81,651 were charged against paid-in capital in 2003. The Company closed the Offering on March 18, 2003. In connection with the Offering, the Company issued an aggregate of 12,040,000 shares of common stock and 1,078,000 common stock purchase warrants in 2002 and 2003.

On April 11, 2003, the Company consummated, in a separate transaction, the sale of 4,000,000 shares of its common stock for gross proceeds of $1,000,000. As part of the agreement, the Company's principal shareholder, chairman and chief executive officer (the "Principal Shareholder") entered into a Co-Sale and Voting Agreement ("Agreement"), which contains certain provisions, among other corporate matters, under which he: (i) grants to the purchaser certain "tag-a-long" rights upon a sale of common stock by the Principal Shareholder, and (ii) agreed to vote his shares in favor of a nominee director designated by the purchaser. "Tag-a-Long" rights, as defined within the Agreement, allow the purchaser, in its discretion, to participate in any sale, transfer or other disposition of any shares of common stock by the Principal Shareholder, his family members or entities they control, on the same terms and conditions as their sale. The number of shares the purchaser would be able to include in the sale is subject to a formula set forth in the Agreement. The Agreement terminates when the purchaser no longer owns 2,000,000 of the 4,000,000 shares purchased in April 2003 (as adjusted for stock split, dividends, recapitalizations an similar events). The Agreement may also be terminated upon the closing of a public offering of the Company's securities, resulting in net proceeds to the Company of $20,000,000 at a per share price of at least $2.50 (as adjusted for stock splits, dividends, recapitalizations and the like).

In connection with the April 11, 2003 sale of common stock, the Company issued as a placement fee (i) 80,000 shares of common stock and (ii) a warrant entitling the holder to purchase 400,000 shares of common stock at a exercise price of $.30. The common stock and warrants are considered Offering costs and were charged against additional paid-in capital, which resulted in no net effect to equity. Additionally, other offering costs incurred related to the issuance of these shares amounted to 114,842 and were charged against paid-in capital.

On October 29, 2003, 50,709 shares of common stock were issued to outside consultants for services performed for the Company. The Company recorded $29,016 of stock-based compensation expense in professional fees in the statement of loss. The $29,016 represents the fair market value of the stock at the date of issuance.

NOTE 6 - PREFERRED STOCK

On March 27, 2002, the Company amended its Articles of Incorporation to reduce the preferred stock, par value $.0001 per share, from 5,000,000 authorized shares to 150,000. During the year ended December 31, 2001, the Company issued 125,000 shares of 12% cumulative Convertible Preferred Stock for $125,000. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the Convertible Preferred Stock were converted as of December 31, 2003 were 143,750. All such preferred stock is non-voting stock. The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During the year ended December 31, 2003, $10,000 in cash dividends were paid. As of December 31, 2003, undeclared dividends in arrears approximated $18,750. In the event of any liquidation, dissolution or winding up of the Company's affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of preferred shares. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares ("Parity Shares"), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder's preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7 - TREASURY STOCK

Treasury stock is reflected at cost, and consists of 42,066 and 7,916 shares of common stock at December 31, 2003 and 2002, respectively.

NOTE 8 - STOCK OPTIONS AND WARRANTS

As part of the Branch acquisition (see Note 4) approximately $548,000 of unearned stock compensation was recorded which related to the issuance of employee options to acquire 1,566,353 shares of common stock at an exercise price of $.60 per share. The approximate $548,000 of unearned compensation was determined based upon the intrinsic value of the options at the date of grant. During 2003 and 2002, the Company issued 3,037,709 and 8,945,405 options to employees which were recorded at their intrinsic value of $653,412 and $104,250, respectively. For the years ended December 31, 2003 and 2002, amortization of unearned stock-based compensation expense related to employees was $149,716 and $6,342, respectively.

During 2003 and 2002, the Company issued a total of 414,443 and 1,092,215 options, respectively, to non-employees with a fair market value of $122,769 and $345,755, respectively, all of which was recorded as unearned stock-based compensation. For the years ended December 31, 2003 and 2002, amortization of unearned stock-based compensation expense related to non-employees was $119,992 and $61,239, respectively.

Certain non-employees and employees discontinued providing services or employment with the Company for which unearned compensation was being expensed. The Company's policy states that upon disengagement with the Company, all vested options must be exercised within 90 days or the options become forfeited. If the options are forfeited for which expense has been previously recorded, the Company recaptures the expense in the current period.

Stock option activity during 2003 and 2002, was as follows:

                                                                    Weighted-
                                                  Number of          average
                                                   Options       Exercise Price
                                                ------------    ----------------
  Outstanding at December 31, 2001                1,635,216          $ 1.97

    Granted                                      10,037,620          $ 0.32
    Exercised                                    (1,400,000)         $  .25
    Forfeited                                      (400,677)         $ 1.30
                                                ------------
  Outstanding at December 31, 2002                9,872,159          $ 0.56
                                                ------------


    Granted                                       3,452,152          $ 0.55
    Forfeited                                    (1,971,192)         $ 1.16
                                                ------------

  Outstanding at December 31, 2003               11,353,119          $ 0.45
                                                ============

  Shares exercisable at December 31, 2003         7,123,729          $ 0.38
                                                ============

The range of exercise prices for options and warrants outstanding at December 31, 2003 was $.10 to $2.50. The following table summarizes information about options outstanding at December 31, 2003:

                                                                         Outstanding Options
                                                   --------------------------------------------------------------
                                                                              Weighted
                                                                               Average
                                                                              Remaining             Weighted
                                                          Number of          Contractual             Average
       Range of Exercise Prices                            Shares           Life (in years)       Exercise Price
       ----------------------------                --------------------   -------------------  ------------------
             $0.10 - $0.25                               6,100,000               4.0                  $0.24
             $0.34 - $0.50                               2,576,614               8.2                  $0.46
             $0.51 - $0.80                               2,064,197               6.8                  $0.63
             $1.00 - $2.50                                 612,308               7.1                  $1.92
                                                   --------------------
                                                        11,353,119                                    $0.45
                                                   ====================

                                                                         Exercisable Options
                                                   --------------------------------------------------------------
                                                                                                    Weighted
                                                                               Number of             Average
       Range of Exercise Prices                                                  Shares           Exercise Price
       ----------------------------                                       -------------------  ------------------
             $0.10 - $0.25                                                    6,100,000               $0.24
             $0.45 - $0.75                                                      546,621               $0.50
             $1.00 - $2.50                                                      477,108               $2.09
                                                                          -------------------
                                                                              7,123,729               $0.38
                                                                          ===================

As of December 31, 2003, the Company had a total of 1,478,000 warrants outstanding for the purchase of the Company's common stock at an exercise price of $.30 per share. These warrants expire in March and April 2007.

The Company accounts for its options and warrants according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure provisions of FAS 123. Accordingly, if options or warrants are granted to employees for services and other consideration with an exercise price below the fair market value of the common stock on the date of the grant, the difference between the exercise price and the fair market value is charged to operations and/or unearned stock compensation. The fair value of the options and warrants granted during the fiscal years ended December 31, 2003 and 2002, reported below, has been estimated at the dates of grant using the Black-Scholes Option Valuation Model with the following assumptions:

                                                                             2003                  2002
                                                                         -------------         ------------

       Expected life (in years)                                            1.0 - 10.0           1.0 - 10.0
       Risk-free interest rate                                                5.0%                 5.0%
       Volatility                                                             189%                 211%
       Dividend yield                                                         0.0%                 0.0%

The Black-Scholes Option Valuation Model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the options' and warrants' vesting periods. The Company's pro forma information is as follows:

                                                                             2003                   2002
                                                                        -------------          -------------

       Net loss, as reported                                            $ (1,244,410)          $ (1,619,010)

       Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards                              (309,333)            (2,299,413)
                                                                        -------------          -------------

                                                                        $ (1,553,743)          $ (3,918,423)
                                                                       ==============         ==============

       Loss per share:
         Basic and Diluted - as reported                                $      (0.05)          $      (0.16)
                                                                       ==============         ==============
         Basic and Diluted - pro forma                                  $      (0.06)          $      (0.38)
                                                                       ==============         ==============

The effects on pro forma disclosures of applying FAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.

NOTE 9 - commitments and contingencies

Operating Leases

The Company currently leases office space under an operating lease. The Company occupies approximately 13,000 square feet of office space in three locations within the same building in Boca Raton, Florida, all of which space was previously occupied by Wachovia. On August 8, 2003, the Company entered into a sublease agreement with Wachovia Bank, an affiliated entity of Wachovia, wherein the parties agreed to the following: (1) with respect to approximately 5,500 square feet of space, the Company will lease such space until January 2004 at the rate of $12,542 per month; and (2) the Company will with respect to approximately 7,500 square feet, lease such space until January 2005 at the rate of $19,332 per month.

On June 25, 2003, the Company entered into long-term leases with the owner of the building for those spaces occupying the approximately 5,500 square feet, which leases will take effect upon termination of the sublease agreements. These leases, which will expire on January 31, 2009, provide for base monthly rent in the amount of $9,156, plus the Company's pro rata share of the common area expenses.

The future minimum rental payments due under these operating leases are as follows:

                   YEAR ENDED                        AMOUNT
                   ----------                        ------

                      2004                          $332,163
                      2005                          $122,533
                      2006                          $125,645
                      2007                          $128,851
               2008 and thereafter                  $132,153


Total rent expense, including month-to-month leases, for the years ended December 31, 2003 and 2002 was $449,834 and $153,827, respectively.

Legal Proceedings

The Company is a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses which could result from these matters. Management believes that the range of potential net losses resulting from these proceedings in excess of the accrued amount will not be material to the Company's financial position or results of operations.

Employee Benefit Plan

The Company has a 401(k) benefit plan. Employees at least 18 years of age become eligible upon the completion of six months of service. The Company matches employee contributions 100% up to 3% of eligible wages and another 50% of the next 2% of eligible wages. For the year ended December 31, 2003, the Company contributed approximately $122,000 in employer matching contributions.

NOTE 10 - INCOME TAXES

Due to the net operating losses and valuation allowance, there was no provision for both federal or state taxes for the years ended December 31, 2003 and 2002.

Deferred tax assets and their approximate tax effect totaled $913,000 as of ended December 31, 2003. The components of the deferred tax assets were comprised of net operating losses of approximately $760,000, amortization of stock-based compensation of approximately $116,000 and allowances and other of approximately $37,000 for the year ended December 31, 2003.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset due to recurring losses since the Company's inception.

The valuation allowance increased approximately $210,000 for the year ended December 31, 2003.

The Company has net operating loss carryforwards of approximately $3,797,000 for federal and state income tax purposes, which are available to offset future taxable income. These loss carryforwards expire in various years through 2018.

The Company's effective tax rate differs from the statutory federal income tax rate due to the following:

                                                                                       December 31,
                                                                                 ------------------------
                                                                                   2003            2002
                                                                                 --------        --------
Tax at statutory rate                                                               34%             34%

Increase (decrease) resulting from:
   Effect of reducing federal corporate tax rate to the lowest tax
      bracket due to recurring losses incurred by the Company                      -19%            -19%
   Effect of state income tax                                                        5%              5%
   Effect of non-deductibility of stock-based compensation                          -5%             -3%
   Effect of non-deductibility of allowances and other                              -6%              -
   Effect of valuation allowance                                                    -9%            -17%
                                                                                 --------        --------
Effective tax rate                                                                   -               -
                                                                                 ========        ========

Under U.S. federal tax laws, certain changes in ownership of a company may cause severe limitations on future utilization of loss carryforwards.

NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND
          FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments in excess of federally insured limits and commissions receivable. The Company places its temporary cash investments with financial institutions.

All financial instruments are carried at amounts that approximate fair value because of the short maturity of these instruments.

NOTE 12 - RELATED-PARTY TRANSACTIONS

The Company paid rent of approximately $44,000 and $133,000 during 2003 and 2002, respectively, to a related company owned by an individual who was an officer and is a shareholder of the Company. The related company owned one of the buildings the Company leased. In addition to the rent payments described herein, the Company assigned certain fixed assets having a carrying value of approximately $35,000 in exchange for the forgiveness of approximately $18,000 due under the lease. This lease was terminated on August 31, 2003.

NOTE 13 - NET CAPITAL REQUIREMENT

The Company is a "Fully Disclosed Broker-Dealer." The Company does not carry customer accounts and does not accept customer funds or securities. Instead, it has entered into a "clearing agreement" with a clearing broker and has fully disclosed all of its customer accounts to this broker.

The Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c 3-1), which requires the maintenance of minimum net capital. As of December 31, 2003, the Company is required to maintain at least $250,000 in net capital. The rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

At December 31, 2003, the Company had net capital of $2,215,624 and the Company's aggregate indebtedness to net capital ratio was 1.26 to 1.

NOTE 14 - OFF BALANCE SHEET RISK

Included in the Company's clearing agreement with its clearing broker is an indemnification clause. This clause relates to instances where the Company's customers fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing broker to the extent of the net loss on the unsettled trade. At December 31, 2003, management of the Company had not been notified by the clearing broker, nor were they otherwise aware, of any potential losses relating to this indemnification.

NOTE 15 - SUBSEQUENT EVENT

On February 26, 2004, the Company's shareholders approved (i) a reorganization of the Company whereby Summit Brokerage Services, Inc. became a wholly-owned subsidiary of Summit Financial Services Group, Inc., (ii) increased the number of authorized shares of common stock available for grant under the Plan from 4,000,000 to 7,000,000, and (iii) increased the number of shares of common stock authorized to be issued from 50,000,000 to 60,000,000.

                            SUPPLEMENTAL INFORMATION

SUMMIT BROKERAGE SERVICES, INC. AND SUBSIDIARIES                      Schedule I
Computation of Net Capital Under Rule 15c3-1 of the
Securities and Exchange Commission
As of December 31, 2003


Net Capital

      Total consolidated stockholders' equity                       $ 2,626,958

    Deductions and/or charges:
    Non-allowable assets:
       Commissions receivable                                            46,587
       Other receivables, net                                            99,813
       Securities owned, at fair value                                    2,835
       Prepaid expenses                                                  83,138
       Property and equipment, net                                       64,427
       Goodwill and customer list, net                                1,477,576
                                                                    ------------

                                                                        852,582
    Other additions and/or credits:
       Note payable, net                                              1,273,042
                                                                    ------------

    Net capital                                                     $ 2,125,624
                                                                    ============

Aggregate Indebtedness

    Items included in consolidated statement of
       financial condition
         Accrued payable and accrued expenses                       $   743,832
         Accrued commissions expense                                    651,503
         Note payable, net                                            1,273,042
                                                                    ------------

    Total aggregate indebtedness                                    $ 2,668,377
                                                                    ============

Computation of Basic Net Capital Requirement
    Minimum net capital required                                    $   250,000
                                                                    ============

    Excess net capital at 1,500 percent                             $ 1,947,732
                                                                    ============

    Excess net capital at 1,000 percent                             $ 1,858,786
                                                                    ============

    Ratio: Aggregate indebtedness to net capital                      1.26 to 1
                                                                    ============

Reconciliation with Company's Computation (Included
---------------------------------------------------
 in Part II of the Amended Form X-17A-5 as of December 31, 2003)
 ---------------------------------------------------------------

A reconciliation is not considered necessary pursuant to Rule 17a-5(d)(4), as there are no material differences between the Company's computation of net capital under Rule 15c3-1 and the computation of net capital included on this schedule.

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                     --------------------------------------
               ACCOUNTANTS ON INTERNAL CONTROL STRUCTURE REQUIRED
               --------------------------------------------------
                BY SEC RULE 17A-5 FOR A BROKER-DEALER CLAIMING AN
                -------------------------------------------------
                         EXEMPTION FROM SEC RULE 15C3-3
                         ------------------------------

Board of Directors and Shareholders
Summit Brokerage Services, Inc. and Subsidiaries
Boca Raton, Florida

In planning and performing our audit of the consolidated financial statements and supplemental schedule of Summit Brokerage Services, Inc. and Subsidiaries, for the year ended December 31, 2003, we considered its internal control, including control activities for safeguarding securities, in order to determine our auditing procedures for the purpose of expressing our opinion on the consolidated financial statements and not to provide assurance on internal control.

Also, as required by Rule 17a-5(g)(1) of the Securities and Exchange Commission ("SEC"), we have made a study of the practices and procedures followed by the Company, including tests of such practices and procedures that we considered relevant to the objectives stated in Rule 17a-5(g) in making the periodic computations of aggregate indebtedness (or aggregate debits) and net capital under Rule 17a-3(a)(11) and for determining compliance with the exemptive provisions of Rule 15c3-3. Because the Company does not carry securities accounts for customers or perform custodial functions relating to customer securities, we did not review the practices and procedures followed by the Company in any of the following:

1. Making quarterly securities examinations, counts, verifications, and comparisons

2.   Recordation of differences required by Rule 17a-13

3.   Complying with the requirements for prompt payment for securities under
     Section 8 of Federal Reserve Regulation T of the Board of Governors of the Federal Reserve System

The management of the Company is responsible for establishing and maintaining internal control and the practices and procedures referred to in the preceding paragraph. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls and of the practices and procedures referred to in the preceding paragraph and to assess whether those practices and procedures can be expected to achieve the SEC's above-mentioned objectives. Two of the objectives of internal control and the practices and procedures are to provide management with reasonable but not absolute assurance that assets for which the Company has responsibility are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with generally accepted accounting principles. Rule 17a-5(g) lists additional objectives of the practices and procedures listed in the preceding paragraph.

Because of inherent limitations in internal control or the practices and procedures referred to above, error or fraud may occur and not be detected. Also, projection of any evaluation of them to future periods is subject to the risk that they may become inadequate because of changes in conditions or that the effectiveness of their design and operation may deteriorate.

Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of the specific internal control components does not reduce to a relatively low level the risk that error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. However, we noted no matters involving internal control, including control activities for safeguarding securities, that we consider to be material weaknesses, as defined above.

We understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the SEC to be adequate for its purposes, in accordance with the Securities Exchange Act of 1934 and related regulations, and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the Company's practices and procedures were adequate at December 31, 2003 to meet the SEC's objectives.

This report is intended solely for the information and use of the Board of Directors, management, the SEC, the National Association of Securities Dealers, and other regulatory agencies that rely on Rule 17a-5(g) under the Securities Exchange Act of 1934 in their regulation of registered brokers and dealers, and is not intended to be, and should not be, used by anyone other than these specified parties.


/s/  Moore Stephens Lovelace, P.A.
Certified Public Accountants


Orlando, Florida
February 6, 2004

                                  EXHIBIT INDEX
                                  -------------

 Number              Name
--------            -----------------------------------------------------------------------------------------------

 10.1               2000 Incentive Compensation Plan
 10.9               Warrant Agreement between Summit Brokerage Services,  Inc. and Steven C. Jacobs dated effective March 19, 2003
 10.10              Warrant Agreement between Summit Brokerage Services,  Inc. and Steven C. Jacobs dated effective April 11, 2003
 21.1               Subsidiaries of the Company

 31.1               Certification of Chief Executive Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of
                    2002.
 31.2               Certification of Chief Financial Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of
                    2002.
 99.1               Certification of Chief Executive Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                    2002.
 99.2               Certification of Chief Financial Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                    2002