Form 10QSB
period 2004-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2004-05-17
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004.

                                       OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ______________

                           Commission File No: 0-29337

                      SUMMIT FINANCIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

         Florida                                           05-0577932
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                            980 North Federal Highway
                                    Suite 310
                              Boca Raton, FL 33432
                                 (561) 338-2800

   (Address, including zip code, and telephone number, including area code, of
                    Registrant's principal executive offices)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes | | No

State the number of shares outstanding of each of the issuer's classes of common
--------------------------------------------------------------------------------
equity, as of the latest practicable date:
------------------------------------------

            Class                                 Outstanding as of May 17, 2004
            -----                                 ------------------------------
         Common Stock
  Par value $.0001 per share                                 28,174,671



Transitional Small Business Disclosure Format | | Yes  |X| No

                      SUMMIT FINANCIAL SERVICES GROUP, INC.

                                      INDEX
The following items are amended:
                                                                                                               Page

PART I - FINANCIAL INFORMATION:
  Item 1. Financial Statements

          Condensed Consolidated Statement of Financial Condition at March 31, 2004 (unaudited)                  3

          Condensed Consolidated Statements of Income (Loss) for the Three Months ended
          March 31, 2004 and 2003 (unaudited)                                                                    4

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2004 and 2003 (unaudited)                                                                    5

          Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)                             6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 10

  Item 3. Controls and Procedures                                                                               13

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                      14

SIGNATURES                                                                                                      16

                           FORWARD LOOKING STATEMENTS

     This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). When used in this Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management's efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company's ability to price and negotiate such transactions on a favorable basis; the Company's ability to properly manage growth and successfully integrate acquired companies and operations; the Company's ability to compete with major established companies; the Company's ability to attract and retain qualified personnel; economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003 (file no. 0-29337.)

                                     PART I.
Item 1. Financial Statements


SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Financial Condition
March 31, 2004 (Unaudited)
---------------------------------------------------------------------------------------------------------------------------


                                                          ASSETS
 Cash and cash equivalents                                                                                       2,894,119
 Deposit held at clearing broker                                                                                    76,028
 Securities owned                                                                                                    2,580
 Commissions receivable                                                                                            933,413
 Prepaid expenses                                                                                                   94,289
 Other receivables, net                                                                                             47,823
 Goodwill & customer list, net                                                                                   1,373,242
 Property and equipment at cost, less accumulated depreciation of $13,266                                           61,168
                                                                                                              -------------

                                                                                         TOTAL ASSETS            5,482,662
                                                                                                              =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Accounts payable and accrued expenses                                                                             744,141
 Accrued commission expense                                                                                        884,523
 Note payable, net                                                                                               1,115,981
                                                                                                              -------------
                                                                                    TOTAL LIABILITIES            2,744,645

STOCKHOLDERS' EQUITY
 Preferred stock, 150,000 authorized shares designated as Series A                                                      13
  12% cumulative convertible; par value $0.0001 per share; 125,000 Series A issued and outstanding (liquidation preference of $125,000)
 Common stock, par value $0.0001 per share; authorized 60,000,000 shares;                                            2,819
  28,189,583 issued and 28,174,671 outstanding
 Additional paid-in capital                                                                                      8,824,555
 Unearned stock compensation                                                                                      (559,473)
 Treasury stock (at cost)                                                                                          (10,884)
 Accumulated deficit                                                                                            (5,519,013)
                                                                                                              -------------

                                                                           TOTAL STOCKHOLDERS' EQUITY            2,738,017
                                                                                                              -------------

                                                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            5,482,662
                                                                                                              =============
See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)
--------------------------------------------------------------------------------

                                                      For The Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------
                                                     (Unaudited)     (Unaudited)
REVENUES
 Commissions                                           4,789,757    $ 1,814,380
 Interest and dividends                                  132,919        104,197
 Other                                                    97,112         17,702
                                                     ------------   ------------
                                                       5,019,788      1,936,279
                                                     ------------   ------------

EXPENSES
 Commissions and clearing costs                        3,857,671      1,372,974
 Employee compensation and benefits                      604,128        559,248
 Occupancy and equipment                                 111,489        124,753
 Communications                                           95,556         81,907
 Professional expenses                                   114,393        125,814
 Depreciation and amortization                            52,352         44,521
 Other operating expenses                                118,702        108,463
                                                     ------------   ------------
                                                       4,954,291      2,417,680
                                                     ------------   ------------
       NET INCOME (LOSS) BEFORE INCOME TAXES              65,497       (481,401)

PROVISION FOR INCOME TAXES                                     -              -
                                                     ------------   ------------

             NET INCOME (LOSS)                            65,497       (481,401)
                                                     ============   ============

BASIC INCOME (LOSS) PER SHARE                               $.00          ($.02)
                                                     ============   ============
DILUTED INCOME (LOSS) PER SHARE                             $.00          ($.02)
                                                     ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING

              BASIC                                    28,139,016     20,699,688
                                                     ============   ============
              DILUTED                                  30,521,067     20,669,688
                                                     ============   ============


See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------------------------------------
                                                                                         For The Three Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------------
                                                                                            2004                2003
                                                                                        ------------        -------------
                                                                                        (Unaudited)          (Unaudited)
Cash flows from operating activities
   Net income / (loss)                                                                       65,497         $   (481,401)
   Adjustments to reconcile net income (loss) to net cash used in operating activities
       Depreciation                                                                           4,771               12,800
       Stock based compensation / consultant expenses                                        30,183              106,212
       Amortization of customer list and imputed interest                                    61,558               52,592
       Changes in:
           Deposit held at clearing broker                                                      (11)                (755)
           Deposit held at clearing broker - related party                                                        (4,541)
           Commissions receivable                                                          (553,001)            (244,826)
           Other receivables                                                                 51,989              (25,053)
           Prepaid expenses and other                                                       (11,151)             (42,175)
           Securities owned                                                                     255                    -
           Due from related parties                                                               -              (50,923)
           Accounts payable and accrued expenses                                             18,690              (44,634)
           Accrued commission expense                                                       233,019              175,576
                                                                                        ------------        -------------
                Net cash used in operating activities                                       (98,201)            (547,128)
                                                                                        ------------        -------------


Cash flows from investing activities
   Purchase of property and equipment                                                        (1,513)                (590)


Cash flows from financing activities
   Issuance of common stock                                                                       -              960,000
   Payment of preferred stock dividend                                                       (3,000)              (3,000)
   Purchase of treasury stock                                                                     -               (4,769)
   Common stock offering costs                                                                    -              (80,329)
   Payments on debt obligations                                                            (114,284)            (114,720)
                                                                                        ------------        -------------
       Net cash (used in) provided by financing activities                                 (117,284)             757,182
                                                                                        ------------        -------------

Net (decrease) increase in cash and cash equivalents                                       (216,998)             209,464

Cash and cash equivalents at beginning of period                                          3,111,117            1,607,674
                                                                                        ------------        -------------

Cash and cash equivalents at end of period                                              $ 2,894,119         $  1,817,138
                                                                                        ============        =============


                     See accompanying notes to unaudited condensed consolidated financial statements.

             SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                    Notes to UNAUDITED condensed Consolidated
                              Financial Statements

                                 March 31, 2004


NOTE 1 - GENERAL

     The condensed consolidated financial statements for the three month periods ended March 31, 2004 and March 31, 2003 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 for Summit Financial Services Group, Inc. ("Summit" or the "Company"). The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

     In the event the Company's operations are negatively impacted by downturns in the economy, in general, or the financial markets, in particular, the Company may need to raise or borrow additional funds to support its operating requirements. There can be no assurance that any such sources of financing would be available when needed, on commercially reasonable terms, or at all. Also, in the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

NOTE 2 - STOCKHOLDERS' EQUITY

     On June 3, 2003, we entered into an agreement with a vendor to issue shares of our common stock in exchange for past and future services. As we become obligated under the agreement to issue shares, we record an expense equal to the number of shares required to be issued multiplied by the fair market value of our shares at the time such obligation arises. Until such time as the shares are actually issued, we include their fair market value in accounts payable. For the quarter ended March 31, 2004, the Company was obligated to issue approximately 7,000 shares of its common stock.

     Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period, by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share for the three months ended March 31, 2004 and 2003, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of stock options calculated using the treasury stock method.

     The Company has 6,426,444 shares issuable under various options and warrants, as well as 143,750 shares issuable upon conversion of its preferred stock, which shares have not been included in the dilutive calculation because their effect was antidilutive.

     Preferred stock dividends in arrears as of March 31, 2004 approximated $19,500.

     Stock-Based Awards

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") fair value of accounting for stock-based employee compensation. It also requires certain disclosure requirements in both annual and quarterly financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. The Company has not adopted fair value accounting for its employee stock options.

     The Company currently accounts for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company accounts for stock-based compensation of non-employees using the fair market value method under the provisions of SFAS No. 123. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent registered representatives, their affiliation with Summit. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant (to the extent the grantee is still affiliated with the Company). In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method for options issued to employees make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of these options. The effects of applying SFAS No. 123 during the periods ended March 31, 2004 and 2003 are as follows:

                                                           3 Months Ended
                                                     ---------------------------
                                                      March 31,       March 31,
                                                        2004             2003
                                                     ---------------------------

      Net income (loss) as reported:                 $   65,497      $ (481,401)
      Deduct:  Additional stock-based
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                        (72,215)       (127,000)
                                                     ---------------------------
        Pro forma net loss                           $   (6,718)     $ (608,401)
                                                     ===========================

      Net loss per share:

        Basic and diluted - as reported              $     0.00      $    (0.02)
                                                     ===========================
        Basic and diluted - pro forma                $    (0.00)     $    (0.03)
                                                     ===========================

     The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 3 - INCOME TAXES

     The estimated income tax expense for the three months ended March 31, 2004 of approximately $22,000 has been fully offset by the use of the Company's net operating loss carryforward.


NOTE  4 - NET CAPITAL REQUIREMENT

     The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2004, the Company had net capital of $2,118,476, which was $1,868,470 in excess of its required minimum net capital of $250,000. The Company's aggregate indebtedness to net capital ratio was 1.30 to 1 at March 31, 2004.

NOTE 5 - CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of its operations for the three month periods ended March 31, 2004 and 2003 should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

     We are a Florida-based financial services holding company that provides, through our Summit Brokerage Services, Inc. ("Summit Brokerage" or "Summit") operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, through its SBS Insurance Agency of Florida, Inc. ("SBSIA") subsidiary. Through its registered investment advisor subsidiary, Summit Financial Group, Inc. ("SFG"), Summit Brokerage provides asset management services.

     Effective March 2, 2004, Summit Brokerage reorganized into a holding company structure (the "Reorganization"), whereby Summit Brokerage became our wholly-owned subsidiary and we became the parent of Summit Brokerage and the successor reporting company under the Exchange Act. Prior to the Reorganization, the common stock of Summit Brokerage was registered under
Section 12(b) of the Exchange Act. Upon the consummation of the Merger, our common stock was automatically deemed registered under Section 12(b) of the Exchange Act pursuant to Rule 12g-3(a) of the Exchange Act, and as such, we succeeded to Summit Brokerage as the reporting company under the Exchange Act. Our common stock commenced trading on the Over-The-Counter Bulletin Board under the symbol "SFNS" on March 2, 2004

     Summit Brokerage is a financial services firm that provides full service retail securities brokerage through its network of approximately 150 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 70 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

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

     Summit is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. We are licensed to conduct our brokerage activities in 49 states, as well as the District of Columbia. Our Registered Investment Advisor, Summit Financial Group, Inc., is licensed to conduct business in 27 states.

     Summit is a fully-disclosed broker dealer, and therefore relies on its clearing firms to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Additionally, because the clearing firms provide us with access to many other financial products and services that we would not otherwise be able to offer, we are able to provide our clients with products and services comparable to much larger brokerage firms. In exchange for providing these services, the clearing firms typically charge us a fee every time they effect a transaction on behalf of the firm or its clients. We have a clearing arrangement with First Clearing, LLC (a joint venture between Wachovia Corporation and Prudential) and with RBC Dain Correspondent Services, Inc. (a division of RBC Dain Rauscher Incorporated).

     We have a history of operating losses. For the year ended December 31, 2003, we reported a loss of $1,244,410, versus a loss of $1,619,010 for the year ended December 31, 2002. However, for the three-month period ended March 31, 2004, we reported income of $65,497, versus a loss of $481,401 for the same period in 2003. We believe our improved performance is due primarily to increased investor confidence and the addition of registered representatives after the first quarter of 2003. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, such as 2002, our revenues suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. For example, our results for the three months ended March 31, 2003 were negatively impacted by costs incurred in connection with the expansion and improvement of our infrastructure which included the hiring of new employees, including several members of senior management, the leasing of additional office space in Boca Raton, Florida, and improving our information technology systems. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

     Our business plan is focused primarily on increasing our network of affiliated registered representatives, which permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring registered representatives as in-house employees. As was the case with the Boca Branch, however, we will opportunistically evaluate acquisitions, including those that would result in acquired registered representatives becoming employees of Summit.

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

     On August 18, 2003, we terminated for cause the employment of Richard Parker, our then Vice Chairman, President and Chief Operating Officer. In connection with such termination, we filed an action against Mr. Parker for breach of contract, breach of fiduciary duty and injunctive relief. The litigation is in its preliminary stages. Although we believe that we will prevail in such litigation on the merits, the ultimate outcome cannot be predicted.

Results of Operations

     The following discussion relates to the results of operations for the three months ended March 31, 2004 (the "2004 Quarter") compared to the same period in the prior year (the "2003 Quarter", respectively).


       Comparison of Three Months Ended March 31, 2004 and March 31, 2003

Revenue:

     Commission revenue of $4,789,757 for the 2004 Quarter represents an increase of $2,975,377, or 164%, over commission revenue of $1,814,380 for the 2003 Quarter. Importantly, commission revenue for the 2004 Quarter reflects the single highest quarterly revenue recorded by the Company since its inception. We believe several factors contributed to this growth, including a rise in investor confidence and the Company's overall strategy of recruiting higher producing registered representatives. During the Quarter, commission revenues generated by the Boca Branch accounted for approximately 27% of total commission revenues, which percentage we expect to continue to decline as we recruit more registered representatives.

     In any quarter, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any quarter, we may add a significant number of registered representatives who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Expenses:

     Commission and clearing costs increased to $3,857,671 during the 2004 Quarter, which represents an increase of $2,484,697, or 181%, over the $1,372,974 reported for the 2003 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2004 Quarter to 81% from 76% in the 2003 Quarter. This increase is primarily attributable to the growth of our network of independent registered representatives. Because we pay our independent registered representatives at a higher rate than we pay the registered representatives in the Boca Branch, an increase in the percentage of total commissions generated by the network will generally increase the ratio of commission expense and clearing costs to commission revenues.

     Employee compensation and benefits increased to $604,128 during the 2004 Quarter, which represents an increase of $44,880, or 8%, over the 2003 Quarter. This increase was due primarily to a rise in employment related costs related to insurance, taxes and other employment-related benefits. This increase was partially offset, however, by a decrease in the expenses associated with issuing common stock equivalents to our employees. For the 2004 Quarter, a total of $12,447 was expensed, all of which related to the amortization of unearned stock compensation. For the 2003 Quarter, we expensed a total of $83,587, of which $38,587 related to the amortization of unearned stock compensation.

     Occupancy and equipment cost decreased to $111,489 during the 2004 Quarter, which represents a decline of $13,264, or 11%, from $124,753 reported for the 2003 Quarter. This decrease is largely due to the Company's termination of the lease and other occupancy and equipment costs for its office space in Indialantic, Florida on August 31, 2003. Monthly lease payments on the Indialantic property were approximately $8,800.

     Professional fees decreased by $11,421, or 9%, from $125,814 during the 2003 Quarter to $114,393 during the 2004 Quarter. During the 2004 Quarter, an increase in legal fees and registration fees was offset by a decrease in accounting and consulting fees. Additionally, our results for the 2004 Quarter include $17,736 attributable to the amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $22,625 recorded for the 2003 Quarter.

     Communications costs increased by $13,649, or 17%, to $95,556 in the 2004 Quarter from $81,907 in the 2003 Quarter. The increase in these costs was due primarily to increased technology utilization by the firm's employees, as well as in certain technology costs charged by our clearing firms.

     Other operating expenses increased by $10,239, or 9%, to $118,702 during the 2004 Quarter versus $108,463 for the 2003 Quarter. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2004 Quarter, other operating expenses increased over amounts reported in the 2003 Quarter primarily as a result of a rise in, among other things, certain costs incurred in connection with being a public company, such as EDGAR filing fees and other financial printing costs, as well as costs incurred to further enhance employee and registered representative retention.

     Although the Company reported net income for the period ended March 31, 2004, no provision for income taxes has been recorded due to the use of the Company's net operating loss carryforward.

     Net Income / Loss:

     For the 2004 Quarter, we generated net income of $65,497 or $.00 per basic and diluted share, as compared to the net loss reported for the 2003 Quarter of $481,401 or ($.02) per basic and diluted share. Our improved performance overall is mainly attributable to an increase in investor confidence during the 2004 Quarter, as well as the addition of several higher producing registered representatives. However, the increase in revenue was partially offset by increased commission expense and other operating costs related to the expansion of our network of affiliated registered representatives, as described above.

Liquidity and Capital Resources

     Net cash used in operating activities totaled ($98,201) during the 2004 Quarter, compared to net cash used of ($547,128) for the 2003 Quarter. The decrease in cash used by operating activities was due largely to the significant increase in our revenues, and the resulting positive impact on our earnings. More specifically, during the 2004 Quarter, we added an additional $2.9 million of commission revenue, on which we paid commissions and clearing costs of approximately 81%, or $2.5 million, with the balance of approximately $.4 million helping to offset our operating costs. Additionally, our earnings were impacted by charges for several non-cash items, such as stock based compensation, depreciation and amortization and imputed interest. During the 2004 Quarter, such charges amounted to $96,512, compared to $171,604 for the 2003 Quarter.

     Cash and cash equivalents decreased during the 2004 Quarter by $216,998 to $2,894,119. This decrease was largely due to the net cash used in operating activities, as well as the cash used to pay down our note with Wachovia Securities in connection with our purchase of the Boca Branch.

     During the 2004 Quarter, we purchased $1,513 of property and equipment, which amount exceeded by $923 the $590 used during the 2003 Quarter. The Company does not project material capital expenditures over the next twelve months.

     Financing activities used cash of $117,284 during the 2004 Quarter, most of which was attributable to payments on the note to Wachovia Securities.

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

Item 3. Controls and Procedures

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

     During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART 11. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Number               Name
----------------     --------------------------------------------------------------------------------------------------
2.1                  Merger  Agreement  by and among the  Registrant,  Summit  Brokerage  Services,  Inc.  and  Summit
                     Transitory Sub, Inc. dated July 17, 2003 (1)
3.1                  Amended and Restated Articles of Incorporation (2)
3.2                  Bylaws (2)
10.1                 2000 Incentive Compensation Plan, as amended (8)
10.2                 Stock Purchase  Agreement by and among the Summit Brokerage  Services,  Inc.,  Richard Parker and
                     Marshall T. Leeds, dated March 22, 2002 (3)
10.3                 Stock Option Agreement between Summit Brokerage Services,  Inc. and Marshall T. Leeds dated March
                     22, 2002 (3)
10.4                 Amended and Restated Employment  Agreement between Summit Brokerage  Services,  Inc. and Marshall
                     T. Leeds dated May 22, 2002 (4)
10.5                 Shareholders'  Voting  Agreement and Irrevocable  Proxy by and among Summit  Brokerage  Services,
                     Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002.(4)
10.6.1               Commercial Lease between Summit Brokerage  Services,  Inc. and First America Living Trust,  dated
                     May 22, 2002 (4)
10.6.2               Employment  Agreement between Summit Brokerage Services,  Inc. and Richard Parker,  dated May 22,
                     2004 (4)
10.6.3               Stock Option Agreement between Summit Brokerage Services,  Inc. and Richard Parker, dated May 22,
                     2004 (3)
10.6.4               Stock Option Agreement between Summit Brokerage Services,  Inc. and Richard Parker, dated May 22,
                     2004 (3)
10.7                 Form of  Registration  Rights  Agreement  between  Summit  Brokerage  Services,  Inc. and certain investors (5)
10.8                 Form of Warrants dated effective March 19, 2003 (6)
10.9                 Warrant  Agreement between Summit Brokerage  Services,  Inc. and Steven C. Jacobs dated effective
                     March 19, 2003 (8)
10.10                Warrant  Agreement between Summit Brokerage  Services,  Inc. and Steven C. Jacobs dated effective
                     April 11, 2003 (8)
10.11                Stock Purchase  Agreement  between Summit Brokerage  Services,  Inc. and Antares Capital Fund III
                     Limited Partnership, dated April 11, 2003 (7)
10.12                Supplemental  Letter between Summit Brokerage  Services,  Inc.,  Antares Capital Fund III Limited
                     Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)
10.13                Registration  Rights Agreement between Summit Brokerage  Services,  Inc. and Antares Capital Fund
                     III Limited Partnership, dated April 11, 2003 (7)
10.14                Co-Sale and Voting  Rights  Agreement  between  Marshall T. Leeds and  Antares  Capital  Fund III
                     Limited Partnership, dated April 11, 2003 (7)
31.1                 Certification  of Chief Executive  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of
                     2002.*
31.2                 Certification  of Chief Financial  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of
                     2002.*
99.1                 Certification  of Chief Executive  Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                     2002*
99.2                 Certification  of Chief Financial  Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                     2002*

__________________
* Filed herewith

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

(5) Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.

(6) Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.

(7) Incorporated by reference to the Form 8-K filed on April. 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.

(8) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337

(b)      Reports on Form 8-K

         None


                            [Signature Page Follows]

                      SUMMIT FINANCIAL SERVICES GROUP, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Summit Financial Services Group, Inc.
                            (Registrant)


Date: May 14, 2004          /s/ Marshall T. Leeds
                            ----------------------------------------------------
                            Marshall T. Leeds, Chairman of the Board & Chief
                            Executive Officer
                            (Principal Executive Officer)





Date: May 14, 2004          /s/ Steven C. Jacobs
                            ----------------------------------------------------
                            Steven C. Jacobs, Executive Vice President and Chief
                            Financial Officer
                            (Principal Accounting Officer)

                     EXHIBIT INDEX
                     -------------


    EXHIBIT
    NUMBER           DESCRIPTION
   ---------         -----------------------------------------------------------

     31.1            Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2            Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

     99.1            Certification of Chief Executive Officer pursuant to
                     Section 906 of The Sarbanes-Oxley Act of 2002.

     99.2 Certification Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.