Form 10QSB
period 2004-06-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2004-08-20
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No: 0-29337

SUMMIT FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	05-0577932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 North Federal Highway

Suite 310

Boca Raton, FL 33432

(561) 338-2800

(Address, including zip code, and telephone number, including area code, of

Registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 10, 2004
Common Stock Par value $.0001 per share	28,195,080

Transitional Small Business Disclosure Format    ☐  Yes    ☒  No

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 (file no. 0-29337.)

PART I.

Item 1. Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

June 30, 2004 (Unaudited)

ASSETS
Cash and cash equivalents	$2,914,022
Deposit held at clearing broker	76,041
Securities owned	1,890
Commissions receivable	639,827
Prepaid expenses	138,650
Other receivables, net	37,625
Goodwill & customer list, net	1,310,255
Property and equipment at cost, less accumulated depreciation of $16,244	56,835

TOTAL ASSETS	$5,175,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$697,445
Accrued commission expense	714,015
Note payable, net	1,024,639

TOTAL LIABILITIES	2,436,099

STOCKHOLDERS’ EQUITY
Preferred stock, 150,000 authorized shares designated as Series A 12% cumulative convertible; par value $0.0001 per share; 125,000 Series A issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 60,000,000 shares; 28,209,992 issued and 28,195,080 outstanding	2,821
Additional paid-in capital	8,827,000
Unearned stock compensation	(506,637)
Treasury stock (at cost)	(10,884)
Accumulated deficit	(5,573,267)

TOTAL STOCKHOLDERS’ EQUITY	2,739,046

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,175,145

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

	For The Three Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$3,833,107	$3,061,000
Interest and dividends	144,648	136,844
Other	59,239	49,335

	4,036,994	3,247,179

EXPENSES
Commissions and clearing costs	2,999,013	2,261,429
Employee compensation and benefits	578,397	679,528
Occupancy and equipment	120,784	144,249
Communications	105,579	84,808
Professional expenses	152,530	135,983
Depreciation and amortization	51,280	62,646
Other operating expenses	74,667	155,210

	4,082,250	3,523,853

NET LOSS BEFORE INCOME TAXES	(45,256)	(276,674)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(45,256)	$(276,674)

BASIC LOSS PER SHARE	$(.00)	$(.01)

DILUTED LOSS PER SHARE	$(.00)	$(.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,178,167	27,573,393

DILUTED	28,178,167	27,573,393

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

	For The Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$8,622,864	$4,875,380
Interest and dividends	277,567	241,041
Other	156,351	67,037

	9,056,782	5,183,458

EXPENSES
Commissions and clearing costs	6,856,684	3,634,403
Employee compensation and benefits	1,182,525	1,238,776
Occupancy and equipment	232,274	269,002
Communications	201,135	166,715
Professional expenses	266,923	261,797
Depreciation and amortization	103,632	107,167
Other operating expenses	193,368	263,673

	9,036,541	5,941,533

NET INCOME (LOSS) BEFORE INCOME TAXES	20,241	(758,075)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$20,241	$(758,075)

BASIC INCOME (LOSS) PER SHARE	$.00	$(.03)

DILUTED INCOME (LOSS) PER SHARE	$.00	$(.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,158,591	24,915,935

DILUTED	28,520,660	24,915,935

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss)	$20,241	$(758,075)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	8,470	27,866
Stock based compensation / consultant expenses	85,468	167,424
Amortization of customer list and imputed interest	123,362	125,988
Gain on disposition of assets	(1,071)	—
Changes in:
Deposit held at clearing broker	(24)	(51,698)
Deposit held at clearing broker – related party	—	45,459
Commissions receivable	(259,415)	(315,174)
Other receivables	62,188	(55,141)
Prepaid expenses and other	(55,512)	(4,580)
Securities owned	945	885
Due from related parties	—	(50,923)
Accounts payable and accrued expenses	(28,488)	91,200
Accrued commission expense	62,512	265,832

Net cash provided (used) by operating activities	18,676	(510,937)

Cash flows from investing activities
Purchase of property and equipment	(3,249)	(46,676)
Proceeds from disposition of assets	3,442	—

Net cash provided (used) by investing activities	193	(46,676)

Cash flows from financing activities
Issuance of common stock	—	1,960,000
Payment of preferred stock dividend	(12,000)	(7,000)
Purchase of treasury stock	—	(4,769)
Common stock offering costs	—	(175,172)
Payments on debt obligations	(203,964)	(235,385)

Net cash provided (used) by financing activities	(215,964)	1,537,674

Net (decrease) increase in cash and cash equivalents	(197,095)	980,061

Cash and cash equivalents at beginning of period	3,111,117	1,607,674

Cash and cash equivalents at end of period	$2,914,022	$2,587,735

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2004

NOTE 1 - GENERAL

The condensed consolidated financial statements for the three and six month periods ended June 30, 2004 and June 30, 2003 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 for Summit Financial Services Group, Inc. (“Summit” or the “Company”). The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

In the event the Company’s operations are negatively impacted by downturns in the economy, in general, or the financial markets, in particular, the Company may need to raise or borrow additional funds to support its operating requirements. There can be no assurance that any such sources of financing would be available when needed, on commercially reasonable terms, or at all. Also, in the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

NOTE 2 - STOCKHOLDERS’ EQUITY

On June 3, 2003, we entered into an agreement with a vendor to issue shares of our common stock in exchange for past and future services. As we become obligated under the agreement to issue shares, we record an expense equal to the number of shares required to be issued multiplied by the fair market value of our shares at the time such obligation arises. Until such time as the shares are actually issued, we include their fair market value in accounts payable. As of June 30, 2004, the Company was obligated to issue approximately 14,000 shares of its common stock, of which approximately 7,000 shares related to services provided during the three-month period ended June 30, 2004.

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period, by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of stock options calculated using the treasury stock method and the number of issuable shares upon the conversion of preferred stock.

As of June 30, 2004, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of 12,351,813 shares of common stock. The Company also has preferred stock convertible into 143,750 shares of common stock. For purposes of computing diluted earnings per share, the Company has excluded options and warrants for all but 500,000 shares since the options and warrants for the remaining 11,851,813 shares are either non- or anti-dilutive, as are the shares issuable upon conversion of the preferred stock.

Preferred stock dividends in arrears as of June 30, 2004 approximated $13,250.

Stock-Based Awards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”

(“SFAS No. 148”). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) fair value of accounting for stock-based employee compensation. It also requires certain disclosure requirements in both annual and quarterly financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. The Company has not adopted fair value accounting for its employee stock options. During the six month period ended June 30, 2004, the Company issued, or committed to issue, options entitling the holders thereof to purchase up to 321,286 shares of common stock at exercise prices ranging from $.34 to $1.00.

The Company currently accounts for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company accounts for stock-based compensation of non-employees using the fair market value method under the provisions of SFAS No. 123. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent registered representatives, their affiliation with Summit. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant (to the extent the grantee is still affiliated with the Company). In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method for options issued to employees make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of these options. The effects of applying SFAS No. 123 during the periods ended June 30, 2004 and 2003 are as follows:

	3 Months Ended		6 Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss) as reported:	$(45,256)	$(276,674)	$20,241	$(758,075)
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6,688)	(114,105)	(78,903)	(240,373)

Pro forma net loss	$(51,944)	$(390,779)	$(58,622)	$(998,448)

Net loss per share:
Basic and diluted – as reported	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Basic and diluted – pro forma	$(0.00)	$(0.01)	$(0.00)	$(0.04)

The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 3 – INCOME TAXES

The estimated income tax expense for the six months ended June 30, 2004 of approximately $7,000 has been fully offset by the use of the Company’s net operating loss carryforward.

NOTE 4 - NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“SBS”), is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2004, the Company had net capital of $1,806,829, which was $1,556,829 in excess of its required minimum net capital of $250,000. The Company’s aggregate indebtedness to net capital ratio was 1.40 to 1 at June 30, 2004. During the three-month period ended June 30, 2004, SBS transferred $375,000 to the Company, which amount was not counted by SBS toward its computation of net capital.

NOTE 5 - CONTINGENCIES

The Company is a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses which could result from these matters. Management believes that the range of potential net losses resulting from these proceedings in excess of the accrued amount will not be material to the Company’s financial position or results of operations.

NOTE 6 – OTHER

The Company’s Condensed Consolidated Statements of Cash Flow do not include certain non-cash reductions to the note payable incurred in connection with its acquisition of a branch from Wachovia Securities. Pursuant to the terms of the acquisition, the Company may, under certain circumstances, reduce the carrying value of the note should certain registered representatives cease working for Summit. Such reductions amounted to approximately $73,000 for the period ended June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three and six month periods ended June 30, 2004 and 2003 should be read in conjunction with the Company’s condensed consolidated financial statements included elsewhere herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

We are a Florida-based financial services holding company that provides, through our Summit Brokerage Services, Inc. (“Summit Brokerage” or “Summit”) operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, through its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary. Through its registered investment advisor subsidiary, Summit Financial Group, Inc. (“SFG”), Summit Brokerage provides asset management services.

Effective March 2, 2004, Summit Brokerage reorganized into a holding company structure (the “Reorganization”), whereby Summit Brokerage became our wholly-owned subsidiary and we became the parent of Summit Brokerage and the successor reporting company under the Exchange Act. Prior to the Reorganization, the common stock of Summit Brokerage was registered under Section 12(b) of the Exchange Act. Upon the consummation of the Merger, our common stock was automatically deemed registered under Section 12(b) of the Exchange Act pursuant to Rule 12g-3(a) of the Exchange Act, and as such, we succeeded to Summit Brokerage as the reporting company under the Exchange Act. Our common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol “SFNS” on March 2, 2004.

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

Our registered representatives offer a broad range of investment products and services. These products and services allow us to generate both commissions (from the sale of securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts.

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

We have a history of operating losses. For the year ended December 31, 2003, we reported a loss of $1,244,410, versus a loss of $1,619,010 for the year ended December 31, 2002. However, although we reported a loss of $45,256 for the three-month period ended June 30, 2004, we reported income of $20,241 for the six-month period ended June 30, 2004. Several factors contributed to our improved performance when compared with our results for the comparable periods of the prior year, including the addition of higher producing registered representatives after the first quarter of 2003. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, our revenues suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

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

Results of Operations

The following discussion relates to the results of operations for the three months and six months ended June 30, 2004 (the “2004 Quarter” and the “2004 Period”) compared to the same period in the prior year (the “2003 Quarter” and the “2004 Period,” respectively).

Comparison of Three Months Ended June 30, 2004 and June 30, 2003

Revenue:

Commission revenue of $3,833,107 for the 2004 Quarter represents an increase of $772,107, or 25%, over commission revenue of $3,061,000 for the 2003 Quarter. Several factors contributed to this growth, most notably the addition of several higher-producing registered representatives. During the 2004 Quarter, commission revenues generated by the Boca Branch accounted for approximately 29% of total commission revenues, which percentage we expect to decline as we recruit more registered representatives.

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

Expenses:

Commission and clearing costs increased to $2,999,013 during the 2004 Quarter, which represents an increase of $737,584, or 33%, over the $2,261,429 reported for the 2003 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2004 Quarter to 78% from 74% in the 2003 Quarter. This increase is primarily attributable to the growth of our network of independent registered representatives. Because we pay our independent registered representatives at a higher rate than we pay the registered representatives in the Boca Branch, an increase in the percentage of total commissions generated by the network will generally increase the ratio of commission expense and clearing costs to commission revenues.

Employee compensation and benefits decreased to $578,397 during the 2004 Quarter, which represents a decrease of $101,131, or 15%, from the 2003 Quarter. This decrease was due primarily to the elimination of several positions throughout the second and third quarter of 2003. Also included within this group of expenses are those charges related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2004 Quarter, a total of $35,346 was expensed related to such charges, of which $29,936 related to the amortization of unearned stock compensation. For the 2003 Quarter, we expensed a total of $38,587 related to the amortization of unearned stock compensation.

Occupancy and equipment cost decreased to $120,784 during the 2004 Quarter, which represents a decline of $23,465, or 16%, from $144,249 reported for the 2003 Quarter. This decrease is largely due to the Company’s termination of the lease and other occupancy and equipment costs for its office space in Indialantic, Florida on August 31, 2003. Monthly lease payments on the Indialantic property were approximately $8,800.

Professional fees increased by $16,547, or 12%, from $135,983 during the 2003 Quarter to $152,530 during the 2004 Quarter. During the 2004 Quarter, a decrease in legal fees was offset by an increase in accounting and recruiting fees. Additionally, our results for the 2004 Quarter include $19,939 attributable to the amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $22,625 recorded for the 2003 Quarter.

Communications costs increased by $20,771, or 24%, to $105,579 in the 2004 Quarter from $84,808 in the 2003 Quarter. The increase in these costs was due primarily to increased technology utilization by the firm’s employees, as well as in certain technology costs charged by our clearing firms.

Other operating expenses decreased by $80,543, or 52%, to $74,667 during the 2004 Quarter versus $155,210 for the 2003 Quarter. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2004 Quarter, other operating expenses decreased over amounts reported in the 2003 Quarter primarily as a result of a decline in, among other things, interest expense, certain insurance costs and amounts paid in respect of certain litigation.

Net Income / Loss:

For the 2004 Quarter, we generated a net loss of $(45,256) or ($.00) per basic and diluted share, as compared to the net loss reported for the 2003 Quarter of $(276,674) or ($.01) per basic and diluted share. Our improved performance overall is mainly attributable to the addition of higher producing registered representatives after the 2003 Quarter, together with an overall reduction in general and administrative costs. However, the increase in revenue was partially offset by increased commission expense and other operating costs related to the expansion of our network of affiliated registered representatives, as described above.

Comparison of Six Months Ended June 30, 2004 and June 30, 2003

Revenue:

Commission revenue of $8,622,864 for the 2004 Period represents an increase of $3,747,484, or 77%, over commission revenue of $4,875,380 for the 2003 Period. Several factors contributed to this growth, most notably the addition of several higher-producing registered representatives. During the period, commission revenues generated by the Boca Branch accounted for approximately 28% of total commission revenues, which percentage we expect to decline as we recruit more registered representatives.

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

Expenses:

Commission and clearing costs increased to $6,856,684 during the 2004 Period, which represents an increase of $3,222,281, or 89%, over the $3,634,403 reported for the 2003 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2004 Period to 80% from 75% in the 2003 Period. This increase is primarily attributable to the growth of our network of independent registered representatives. Because we pay our independent registered representatives at a higher rate than we pay the registered representatives in the Boca Branch, an increase in the percentage of total commissions generated by the network will generally increase the ratio of commission expense and clearing costs to commission revenues.

Employee compensation and benefits decreased to $1,182,525 during the 2004 Period, which represents a decrease of $56,251, or 5%, from the 2003 Period. This decrease was due primarily to the elimination of several positions throughout the second and third quarter of 2003. Also included within this group of expenses are those charges related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2004 Period, a total of $42,383 was expensed related to such charges, all of which related to the amortization of unearned stock compensation. For the 2003 Period, we expensed a total of $83,587, of which $38,587 related to the amortization of unearned stock compensation.

Occupancy and equipment cost decreased to $232,274 during the 2004 Period, which represents a decline of $36,728, or 14%, from $269,002 reported for the 2003 Period. This decrease is largely due to the Company’s termination of the lease and other occupancy and equipment costs for its office space in Indialantic, Florida on August 31, 2003. Monthly lease payments on the Indialantic property were approximately $8,800.

Professional fees increased by $5,126, or 2%, from $261,797 during the 2003 Period to $266,923 during the 2004 Period. During the 2004 Period, decreases in legal, accounting and consulting fees were offset by increases in licensing and registration fees, as well as recruiting fees. Additionally, our results for the 2004 Period include $37,676 attributable to the amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $45,250 recorded for the 2003 Period.

Communications costs increased by $34,420, or 21%, to $201,135 in the 2004 period from $166,715 in the 2003 period. The increase in these costs was due primarily to increased technology utilization by the firm’s employees, as well as in certain technology costs charged by our clearing firms.

Other operating expenses decreased by $70,305, or 27%, to $193,368 during the 2004 Period versus $263,673 for the 2003 Period. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2004 Period, other operating expenses decreased over amounts reported in the 2003 Period primarily as a result of a decline in, among other things, interest expense, certain insurance costs and amounts paid in respect of certain litigation, which declines were partially offset by increases in costs associated with being a public company.

Although the Company reported net income for the 2004 Period, no provision for income taxes has been recorded due to the use of the Company’s net operating loss carryforward.

Net Income / Loss:

For the 2004 Period, we generated net income of $20,241 or $.00 per basic and diluted share, as compared to the net loss reported for the 2003 period of $(758,075) or ($.03) per basic and diluted share. Our improved performance overall is mainly attributable to the addition of several higher producing registered representatives, as well as a reduction in certain general and administrative costs. The Company’s increase in revenue, however, was partially offset by increased commission expense and other operating costs related to the expansion of our network of affiliated registered representatives, as described above.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $18,676 during the 2004 Period, compared to net cash used of ($510,937) for the 2003 Period. The increase in cash provided by operations was due largely to the increase in our revenues, and the resulting positive impact on our earnings. More specifically, during the 2004 Period, we added an additional $3.7 million of commission revenue, on which we paid commissions and clearing costs of approximately 80%, or $3.0 million, with the balance of approximately $.7 million helping to offset our operating costs. Additionally, our earnings were impacted by charges for several non-cash items, such as stock based compensation, depreciation and amortization and imputed interest. During the 2004 Period, such charges amounted to $217,301, compared to $321,278 for the 2003 Period.

Cash and cash equivalents decreased during the 2004 Period by $197,095 to $2,914,022. This decrease was largely due to the pay down of our note with Wachovia Securities in connection with our purchase of the Boca Branch.

During the 2004 Period, we purchased $3,249 of property and equipment, which amount was $43,427 less than the $46,676 purchased during the 2003 Period. During the 2004 period, we also realized $3,442 from the disposition of certain assets. The Company does not project material capital expenditures over the next twelve months.

Financing activities used cash of $215,964 during the 2004 Period, most of which was attributable to payments on the note to Wachovia Securities.

In the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

Inflation. Inflation has not been a major factor in the Company’s business since inception.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes In Securities and Issuer Purchases of Equity Securities

On June 9, 2004, the Company issued 15,409 shares of common stock to a former employee pursuant to a compensation arrangement between the Company and the former employee. The shares were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended. The recipient of the shares was provided information about the Company or had access to such information. The shares were issued to the recipient for investment purposes only and the certificates representing the shares bear a restrictive legend accordingly.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Name
2.1	Merger Agreement by and among the Registrant, Summit Brokerage Services, Inc. and Summit Transitory Sub, Inc. dated July 17, 2003 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (2)

10.1	2000 Incentive Compensation Plan, as amended (8)

10.2	Stock Purchase Agreement by and among the Summit Brokerage Services, Inc., Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)

10.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (3)

10.4	Amended and Restated Employment Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated May 22, 2002 (4)

10.5	Shareholders’ Voting Agreement and Irrevocable Proxy by and among Summit Brokerage Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002.(4)

10.6.1	Commercial Lease between Summit Brokerage Services, Inc. and First America Living Trust, dated May 22, 2002 (4)

10.6.2	Employment Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (4)

10.6.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.6.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.7	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (5)

10.8	Form of Warrants dated effective March 19, 2003 (6)

10.9	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective March 19, 2003 (8)

10.10	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective April 11, 2003 (8)

10.11	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.12	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)

10.13	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.14	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on September 15, 2003, File No. 333-108818

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.

(3)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended June 30, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.

(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended June 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.

(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.

(6)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.

(7)	Incorporated by reference to the Form 8-K filed on April. 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.

(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.

(b)	Reports on Form 8-K

None

[Signature Page Follows]

SUMMIT FINANCIAL SERVICES GROUP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2004	Summit Financial Services Group, Inc. (Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board & Chief Executive Officer (Principal Executive Officer)
Date: August 19, 2004	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002