Form 10QSB
period 2004-09-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2004-11-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 15, 2004
Common Stock Par value $.0001 per share	28,195,080

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

PART I.

Item 1. Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

September 30, 2004 (Unaudited)

ASSETS
Cash and cash equivalents	$2,878,332
Deposit held at clearing broker	76,081
Securities owned	11,887
Commissions receivable	747,828
Prepaid expenses	61,912
Other receivables, net	86,715
Goodwill & customer list, net	1,269,295
Property and equipment at cost, less accumulated depreciation of $20,032	58,434

TOTAL ASSETS	$5,190,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Accounts payable and accrued expenses	$698,951
Accrued commission expense	729,590
Note payable, net	936,148

TOTAL LIABILITIES	2,364,689

STOCKHOLDERS’ EQUITY
Preferred stock, 150,000 authorized shares designated as Series A 12% cumulative convertible; par value $0.0001 per share; 125,000 Series A issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 60,000,000 shares; 28,209,992 issued and 28,195,080 outstanding	2,821
Additional paid-in capital	8,827,001
Unearned stock compensation	(455,343)
Treasury stock (at cost)	(10,884)
Accumulated deficit	(5,537,813)

TOTAL STOCKHOLDERS’ EQUITY	2,825,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,190,484

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$3,732,344	$3,575,406
Interest and dividends	156,509	137,909
Other	72,321	39,462

	3,961,174	3,752,777

EXPENSES
Commissions and clearing costs	2,971,531	2,636,251
Employee compensation and benefits	574,073	574,790
Occupancy and equipment	110,973	113,368
Communications	90,389	83,151
Professional expenses	46,851	158,206
Depreciation and amortization	44,748	46,421
Loss on disposition of fixed assets	—	94,632
Other operating expenses	81,156	44,522

	3,919,721	3,751,341

NET INCOME BEFORE INCOME TAXES	41,453	1,436

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$41,453	$1,436

BASIC INCOME PER SHARE	$0.00	$0.00

DILUTED INCOME PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,195,080	28,120,064

DILUTED	30,241,799	28,120,064

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

	For The Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$12,355,208	$8,450,786
Interest and dividends	434,076	378,950
Other	244,025	106,499

	13,033,309	8,936,235

EXPENSES
Commissions and clearing costs	9,843,563	6,270,654
Employee compensation and benefits	1,756,598	1,813,566
Occupancy and equipment	343,247	382,371
Communications	291,524	249,866
Professional expenses	313,774	420,003
Depreciation and amortization	148,381	153,411
Loss on disposition of fixed assets	—	94,632
Other operating expenses	274,528	308,372

	12,971,615	9,692,875

NET INCOME (LOSS) BEFORE INCOME TAXES	61,694	(756,640)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$61,694	$(756,640)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.03)

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,170,843	25,994,987

DILUTED	30,453,318	25,994,987

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$61,694	$(756,640)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	12,259	26,706
Stock based compensation / consultant expenses	136,762	228,636
(Gain)/Loss on disposition of assets	(1,071)	94,632
Amortization of customer list and imputed interest	178,222	191,943
Changes in:
Deposit held at clearing broker	(64)	(50,962)
Deposit held at clearing broker – related party	—	45,459
Commissions receivable	(367,416)	(427,588)
Other receivables	13,099	(28,558)
Prepaid expenses and other	21,226	60,659
Securities owned	(9,053)	(15,350)
Due from related parties	—	(50,923)
Accounts payable and accrued expenses	(27,818)	150,469
Accrued commission expense	78,087	256,620

Net cash provided (used) by operating activities	95,927	(274,897)

Cash flows from investing activities
Purchase of property and equipment	(8,637)	(62,976)
Proceeds from disposition of assets	3,442	—

Net cash used by investing activities	(5,195)	(62,976)

Cash flows from financing activities
Issuance of common stock	—	1,960,000
Payment of preferred stock dividend	(18,000)	(7,000)
Common stock offering costs	—	(175,172)
Payments on debt obligations	(305,517)	(349,601)

Net cash provided (used) by financing activities	(323,517)	1,428,227

Net increase (decrease) in cash and cash equivalents	(232,785)	1,090,354

Cash and cash equivalents at beginning of period	3,111,117	1,607,674

Cash and cash equivalents at end of period	$2,878,332	$2,698,028

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2004

NOTE 1 - GENERAL

The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 for Summit Financial Services Group, Inc. (“Summit” or the “Company”). The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

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

NOTE 2 - STOCKHOLDERS’ EQUITY

On September 3, 2003, we entered into an agreement with a vendor to issue shares of our common stock in exchange for past and future services. As we become obligated under the agreement to issue shares, we record an expense equal to the number of shares required to be issued multiplied by the fair market value of our shares at the time such obligation arises. Until such time as the shares are actually issued, we include their fair market value in accounts payable. As of September 30, 2004, the Company was obligated to issue approximately 15,000 shares of its common stock, of which approximately 2,306 shares related to services provided during the three-month period ended September 30, 2004.

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

As of September 30, 2004, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of 12,316,177 shares of common stock. The Company also has preferred stock convertible into 143,750 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for 7,578,000 shares only, since the options and warrants for the remaining 4,738,177 shares are either non- or anti-dilutive, as are the shares issuable upon conversion of the preferred stock.

Preferred stock dividends in arrears as of September 30, 2004 approximated $12,000.

Stock-Based Awards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides companies alternative methods of transitioning to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) fair value of accounting for stock-based employee compensation. It also requires certain disclosure requirements in both annual and quarterly financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. The Company has not adopted fair value accounting for its employee stock options. During the nine-month period ended September 30, 2004, the Company issued, or committed to issue, options entitling the holders thereof to purchase up to 396,286 shares of common stock at exercise prices ranging from $0.34 to $1.00. Additionally during the nine-month period, the Company extended the term of options entitling its Chairman and Chief Executive Officer to purchase 5.6 million shares of common stock from December 31, 2007 to March 22, 2012.

The Company currently accounts for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company accounts for stock-based compensation of non-employees using the fair market value method under the provisions of SFAS No. 123. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent registered representatives, their affiliation with Summit. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant (to the extent the grantee is still affiliated with the Company). In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method for options issued to employees make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company used the Black-Scholes option-pricing model to estimate the fair value of these options. The effects of applying SFAS No. 123 during the periods ended September 30, 2004 and 2003 are as follows:

	3 Months Ended		9 Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss) as reported:	$41,453	$1,436	$61,694	$(756,640)
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(54,363)	(127,547)	(133,266)	(369,939)

Pro forma net loss	$(12,910)	$(126,111)	$(71,572)	$(1,126,579)

Net loss per share:
Basic and diluted – as reported	$0.00	$0.00	$0.00	$(0.03)

Basic and diluted – pro forma	$(0.00)	$(0.00)	$(0.00)	$(0.04)

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

NOTE 3 – INCOME TAXES

The estimated income tax expense for the nine months ended September 30, 2004 of approximately $20,000 has been fully offset by the use of the Company’s net operating loss carryforward.

NOTE 4 - Net Capital Requirement

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage Services”), is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2004, the Company had net capital of $1,706,931, which was $1,456,931 in excess of its required minimum net capital of $250,000. The Company’s aggregate indebtedness to net capital ratio was 1.50 to 1 at September 30, 2004. During the six-month period ended September 30, 2004, Summit Brokerage Services transferred $375,000 to the Company, which amount was not counted by Summit Brokerage Services toward its computation of net capital.

NOTE 5 - CONTINGENCIES

The Company is a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses, which could result from these matters. Management believes that the range of potential net losses resulting from these proceedings in excess of the accrued amount will not be material to the Company’s financial position or results of operations, although there can be no assurance that this will be the case.

NOTE 6 - OTHER

The Company’s Condensed Consolidated Statements of Cash Flow do not include certain non-cash reductions to the note payable incurred in connection with its acquisition of a branch from Wachovia Securities. Pursuant to the terms of the acquisition, the Company may, under certain circumstances, reduce the carrying value of the note should certain registered representatives cease working for Summit. Such reductions amounted to approximately $73,000 for the nine-month period ended September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month and nine-month periods ended September 30, 2004 and 2003 should be read in conjunction with the Company’s condensed consolidated financial statements included elsewhere herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

We are a Florida-based financial services holding company that provides, through our Summit Brokerage Services, Inc. (“Summit Brokerage” or “Summit”) operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, through its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary and related entities. Through its registered investment advisor subsidiary, Summit Financial Group, Inc. (“SFG”), Summit Brokerage provides asset management services.

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

Summit Brokerage is a financial services firm that provides full service retail securities brokerage through its network of approximately 170 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 80 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

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

Summit is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. We are licensed to conduct our brokerage activities in 49 states, as well as the District of Columbia. Our Registered Investment Advisor, Summit Financial Group, Inc., is licensed to conduct business in 28 states.

Summit is a fully-disclosed broker dealer, and therefore relies on its clearing firms to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Additionally, because the clearing firms provide us with access to many other financial products and services that we would not otherwise be able to offer, we are able to provide our clients with products and services comparable to much larger brokerage firms. In exchange for providing these services, the clearing firms typically charge us a fee every time they effect a transaction on behalf of the firm or its clients. We have a clearing arrangement with First Clearing, LLC (a subsidiary of Wachovia Corporation) and with RBC Dain Correspondent Services, Inc. (a division of RBC Dain Rauscher Incorporated).

Although we reported a profit for both the three-month and nine-month periods ended September 30, 2004, we have a history of operating losses. For the year ended December 31, 2003, we reported a loss of $1,244,410, versus a loss of $1,619,010 for the year ended December 31, 2002. We believe our improved performance, when compared with our results for the comparable periods of the prior year, is due primarily to the addition of higher producing registered representatives after the first quarter of 2003. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, our revenues may suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

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

Results of Operations

The following discussion relates to the results of operations for the three months and nine months ended September 30, 2004 (the “2004 Quarter” and the “2004 Period”) compared to the same period in the prior year (the “2003 Quarter” and the “2003 Period,” respectively).

Comparison of Three Months Ended September 30, 2004 and September 30, 2003

Revenue:

Commission revenue of $3,732,344 for the 2004 Quarter represents an increase of $156,938, or 4%, over commission revenue of $3,575,406 for the 2003 Quarter. We believe several factors contributed to this growth, most notably the addition of several higher-producing registered representatives. We also believe, however, that our commission revenue for the 2004 Quarter was negatively impacted by a general weakness in the financial markets due to uncertainty over the pending presidential election. Furthermore, because a number of our financial advisors and their clients are based in Florida, our revenues r were adversely impacted by the hurricanes that struck Florida in September 2004. During the Quarter, commission revenues generated by the Boca Branch accounted for approximately 24% of total commission revenues, which percentage we expect to continue to decline as we recruit more registered representatives.

In any quarter, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any quarter, we may add or lose a significant number of registered representatives who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Expenses:

Commission and clearing costs increased to $2,971,531 during the 2004 Quarter, which represents an increase of $335,280, or 13%, over the $2,636,251 reported for the 2003 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2004 Quarter to 80% from 74% in the 2003 Quarter. This increase is primarily attributable to the growth of our network of independent registered representatives. Because we pay our independent registered representatives at a higher rate than we pay the registered representatives in the Boca Branch, an increase in the percentage of total commissions generated by the independent network will generally increase the ratio of commission expense and clearing costs to commission revenues.

Employee compensation and benefits decreased to $574,073 during the 2004 Quarter, only slightly less than the $574,790 reported for the 2003 Quarter. Included within this group of expenses are those charges related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2004 Quarter, a total of $31,130 was expensed related to the amortization of unearned stock compensation. For the 2003 Quarter, we expensed a total of $38,587 related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2004 Quarter of $110,973 was approximately the same as the $113,368 reported for the 2003 Quarter. On August 31, 2003, the Company terminated its lease and other occupancy and equipment costs for its office space in Indialantic, Florida. Monthly lease payments on the Indialantic property were approximately $8,800. This decrease in costs in the 2003 Quarter was offset by increases in certain other occupancy costs during the 2004 Quarter.

Professional fees decreased by $111,355, or 70%, from $158,206 during the 2003 Quarter to $46,851 during the 2004 Quarter. This decrease was due primarily to a significant reduction in legal fees during the 2004 Quarter, as well as a decline in licensing and regulatory fees. Our results for the 2004 Quarter include $20,164 attributable to the amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $22,625 recorded for the 2003 Quarter.

Communications costs increased by $7,238, or 9%, to $90,389 in the 2004 Quarter from $83,151 in the 2003 Quarter. The increase in these costs was due primarily to increased technology utilization by the Company’s employees, as well as in certain technology costs charged by our clearing firms.

Other operating expenses increased by $36,364, or 83%, to $81,156 during the 2004 Quarter versus $44,522 for the 2003 Quarter. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2004 Quarter, other operating expenses increased over amounts reported in the 2003 Quarter primarily as a result of, among other things, an increase in certain insurance costs as well as an increase in marketing costs.

Net Income / Loss:

For the 2004 Quarter, we generated net income of $41,453 or $0.00 per basic and diluted share, as compared to the net income reported for the 2003 Quarter of $1,436 or $0.00 per basic and diluted share. Our improved performance is primarily attributable to the addition of higher producing registered representatives after the 2003 Quarter (although such increase was largely offset by a commensurate increase in commission expense), as well as a reduction in operating expenses. Results for the 2004 Quarter were also positively impacted by increases in both interest and dividend revenue, as well as in revenue attributable to other income.

Comparison of Nine Months Ended September 30, 2004 and September 30, 2003

Revenue:

Commission revenue of $12,355,208 for the 2004 Period represents an increase of $3,904,422, or 46%, over commission revenue of $8,450,786 for the 2003 Period. We believe several factors contributed to this growth, most notably the addition of several higher-producing registered representatives. We also believe, however, that our commission revenue for the 2004 Period was negatively impacted by a general weakness in the financial markets due to uncertainty over the pending presidential election. Furthermore, because a number of our financial advisors and their clients are based in Florida, our revenues in the 2004 Period were adversely impacted by the hurricanes that struck Florida in September 2004. During the 2004 Period, commission revenues generated by the Boca Branch accounted for approximately 27% of total commission revenues, which percentage we expect to continue to decline as we recruit more registered representatives.

In any period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any quarter, we may add or lose a significant number of registered representatives who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Expenses:

Commission and clearing costs increased to $9,843,563 during the 2004 Period, which represents an increase of $3,572,459, or 57%, over the $6,270,654 reported for the 2003 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2004 Period to 80% from 75% in the 2003 Period. This increase is primarily attributable to the growth of our network of independent registered representatives. Because we pay our independent registered representatives at a higher rate than we pay the registered representatives in the Boca Branch, an increase in the percentage of total commissions generated by the independent network will generally increase the ratio of commission expense and clearing costs to commission revenues.

Employee compensation and benefits decreased to $1,756,598 during the 2004 Period, which represents a decrease of $56,968, or 3%, from the $1,813,566 reported for the 2003 Period. This decrease was due primarily to a reduction in the expenses associated with the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2004 Period, a total of $78,923 was expensed related to such issuances, of which $73,513 related to the amortization of unearned stock compensation. For the 2003 Period, we expensed a total of $160,761 related to such issuances, of which $115,761 related to the amortization of unearned stock compensation. Partially offsetting this decrease was an increase in the cost of employment-related benefits for items such as medical and dental insurance.

Occupancy and equipment cost decreased to $343,247 during the 2004 Period, which represents a decline of $39,124, or 10%, from $382,371 reported for the 2003 Period. This decrease is largely due to the Company’s termination of the lease and other occupancy and equipment costs for its office space in Indialantic, Florida on August 31, 2003. Monthly lease payments on the Indialantic property were approximately $8,800.

Professional fees decreased by $106,229, or 25%, from $420,003 during the 2003 Period to $313,774 during the 2004 Period. During the 2004 Period, increases in registration costs and recruiting fees were more than offset by decreases in legal and accounting fees. Additionally, our results for the 2004 Period include $57,839 attributable to the amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $67,875 recorded for the 2003 Period.

Communications costs increased by $41,658, or 17%, to $291,524 in the 2004 Period from $249,866 in the 2003 Period. The increase in these costs was due primarily to increased technology utilization by the Company’s employees, as well as in certain technology costs charged by our clearing firms.

Other operating expenses decreased by $33,844, or 11%, to $274,528 during the 2004 Period versus $308,372 for the 2003 Period. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2004 Period, other operating expenses decreased over amounts reported in the 2003 Period primarily as a result of a decline in, among other things, interest expense and amounts paid in respect of certain litigation, which declines were partially offset by increases in certain insurance costs and costs associated with being a public company.

Although the Company reported net income for the 2004 Period, no provision for income taxes has been recorded due to the use of the Company’s net operating loss carryforward.

Net Income / Loss:

For the 2004 Period, we generated net income of $61,694 or $0.00 per basic and diluted share, as compared to the net loss reported for the 2003 period of $(756,640) or $(0.03) per basic and diluted share. Our improved performance is primarily attributable to the addition of higher producing registered representatives after the 2003 Quarter (although such increase was largely offset by a commensurate increase in commission expense), as well as a reduction in operating expenses. Results for the 2004 Period were also positively impacted by increases in both interest and dividend revenue, as well as in revenue attributable to other income.

Liquidity and Capital Resources

Net cash generated by operating activities totaled $95,927 during the 2004 Period, compared to net cash used of ($274,897) for the 2003 Period. The increase in cash provided by operations was due largely to the increase in our revenues, and the resulting positive impact on our net income. More specifically, during the 2004 Period, we added an additional $3.9 million of commission revenue, on which we paid commissions and clearing costs of approximately 80%, or $3.1 million, with the balance of approximately $800,000 helping to offset our operating costs. Non-commission related revenues also increased during the 2004 Period, to $600,000 versus $400,000 in the 2003 Period. Additionally, our earnings were impacted by charges for several non-cash items, such as stock based compensation, depreciation and amortization and imputed interest. During the 2004 Period, such charges amounted to $327,243 compared to $541,917 for the 2003 Period.

Cash and cash equivalents decreased during the 2004 Period by $232,785 to $2,878,332. This decrease was largely due to the pay-down our note with Wachovia Securities in connection with our purchase of the Boca Branch.

During the 2004 Period, we purchased $8,637 of property and equipment, which amount was $54,339 less than the $62,976 purchased during the 2003 Period. The Company does not project material capital expenditures over the next twelve months.

Financing activities used cash of $323,517 during the 2004 Period, most of which was attributable to payments on the note to Wachovia Securities.

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

PART 11. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

Number	Name
2.1	Merger Agreement by and among the Registrant, Summit Brokerage Services, Inc. and Summit Transitory Sub, Inc. dated July 17, 2003 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (2)

10.1	2000 Incentive Compensation Plan, as amended (8)

10.2	Stock Purchase Agreement by and among the Summit Brokerage Services, Inc., Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)

10.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (3)

10.4	Amended and Restated Employment Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated May 22, 2002 (4)

10.5	Shareholders’ Voting Agreement and Irrevocable Proxy by and among Summit Brokerage Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002.(4)

10.6.1	Commercial Lease between Summit Brokerage Services, Inc. and First America Living Trust, dated May 22, 2002 (4)

10.6.2	Employment Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (4)

10.6.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.6.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.7	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (5)

10.8	Form of Warrants dated effective March 19, 2003 (6)

10.9	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective March 19, 2003 (8)

10.10	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective April 11, 2003 (8)

10.11	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.12	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)

10.13	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.14	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on September 15, 2003, File No. 333-108818

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(3)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(6)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(7)	Incorporated by reference to the Form 8-K filed on April. 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.
(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.

[Signature Page Follows]

SUMMIT FINANCIAL SERVICES GROUP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	Summit Financial Services Group, Inc. (Registrant) /s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2004	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002