Form 10KSB
period 2004-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2005-03-31
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

0-29337

(Commission File No.)

SUMMIT FINANCIAL SERVICES GROUP, INC.

(Name of Small Business Issuer in Its Charter)

FLORIDA	05-0577932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 NORTH FEDERAL HIGHWAY, SUITE 310 BOCA RATON, FLORIDA	33432
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, including area code: (561) 338-2800

Securities registered under Section 12(b)

of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g)

of the Securities Exchange Act of 1934:

COMMON STOCK, $0.0001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year were $17,918,222

As of March 17, 2005, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $4,490,286.

As of March 17, 2005, there were 28,195,080 shares of issuer’s common stock outstanding.

Introductory Comment

Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” “Summit” and “the Company” refer to Summit Financial Services Group, Inc., a Florida corporation, and, unless the context indicates otherwise, include our subsidiaries.

Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this annual report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this annual report, depending on a variety of important factors, among which are: the success or failure of our management’s efforts to implement our business strategy; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel, and other risks which may be described from time to time in future filings with the Securities and Exchange Commission.

i

PART I

Item 1. Business.

Introduction

Summit Financial Services Group, Inc. (“SFSG”) is a Florida-based financial services holding company that provides, through its Summit Brokerage Services, Inc. (“Summit Brokerage”) operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, under licenses held by its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary (or by SBSIA’s subsidiary entities). Through its registered investment advisor subsidiary, Summit Financial Group, Inc. (“SFG”), Summit Brokerage also provides asset management services.

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers Regulation, Inc. (“NASDR”), the Municipal Securities Rule Making Board (“MSRB”), and the Securities Investor Protection Corporation (“SIPC”) and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 29 states. SBSIA, our subsidiary insurance agency, directly or through its subsidiary entities, is licensed for insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

On February 26, 2004, the shareholders of Summit Brokerage approved the creation of a holding company structure wherein Summit Brokerage became a wholly-owned subsidiary of SFSG, an entity formed in July 2003 for the purpose of holding the stock of Summit Brokerage and providing the Company with greater financing and corporate flexibility. As a result of the holding company reorganization, SFSG succeeded Summit Brokerage as the reporting company under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

In 2004 and 2003, we reported a profit of $180,716 and a loss of $1,244,410, respectively. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which is often an expression of investor confidence. For 2004, our growth in revenues and earnings was primarily due to the net addition of several registered representatives whose gross production exceeded the average gross production of existing Summit registered representatives. As we continue to grow, we may also continue to have increases in expenses associated with growth such as increased personnel and office space costs. There is no assurance that any increased revenue from growth will be sufficient to offset increased expenses.

As of March 2005, we had approximately 170 registered representatives operating from approximately 75 offices located throughout the country, with approximately one-half of those offices located in Florida and the Southeast United States. Our registered representatives service retail, and to a much lesser extent, institutional clients, which client accounts numbered over 22,000 and 15,000 at December 31, 2004 and December 31, 2003, respectively. The number of registered representatives in each affiliate office typically ranges from one to five, although the number of registered representatives in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the registered representative evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee.

We do not hold any funds or securities of our customers, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (a division of Wachovia Corporation) (“FCC”) as our clearing broker (the “Clearing Broker”). Our clearing arrangement provides us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. This arrangement allows us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage.

Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). Although the majority of our commissions have traditionally come from the sale of mutual fund shares and insurance related products, commissions generated from the sale of equities represented the largest source of commission revenue for the firm in 2004. The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2004		2003
Mutual funds	$2,596,931	14%	$2,892,417	22%
Insurance related products	$4,088,177	23%	$3,734,736	29%
Equities	$6,963,299	39%	$3,567,329	27%
Registered Investment Advisory Fees (1)	$1,601,593	9%	$737,607	6%
Miscellaneous (2)	$2,668,222	15%	$2,144,273	16%

Total	$17,918,222	100%	$13,076,362	100%

(1)	Represents management fees derived from managed accounts.
(2)	Includes interest and other income.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of full-year results, or indicative of future results, and may vary significantly from period to period. Furthermore, our mix of business in any particular quarter will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added brokers to our company, many of whom specialize in the sale of specific types of investment products. For 2004, we believe that our improved operating performance is attributable to the net addition, during 2004 and the latter part of 2003, of several registered representatives whose gross production exceeded the average gross production of existing Summit registered representatives, many of whom focus on the sale of equities and fixed income products.

Our business plan is focused on increasing our network of affiliated registered representatives, primarily through recruiting efforts. Although we will continue to recruit those registered representatives who serve as financial planners (who sell primarily annuities, insurance and mutual funds), we also intend to pursue the addition of registered representatives who focus on the sale of different types of securities, namely equities and fixed income products. There can be no assurance that we will be successful in our recruiting efforts. We will also pursue the acquisition of the assets of brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker/dealer candidates and our ability to successfully negotiate favorable terms, and there can be no assurance that we will be able to consummate such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at the time. Thus, there is no assurance that we will maintain profitability.

For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through fiscal year 2005. The Company may, however, seek additional capital within the next 12 months should it elect to pursue a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited registered representatives to affiliate with the Company. However, we may not be able to limit future negative cash flow or obtain any outside financing that we may require in the future. In addition, we anticipate that our strategy of growth through acquisitions will necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing that we may need in the future could have a materially adverse effect on our operations and our ability to continue as a going concern.

Affiliate Program

Our primary method of operation is through an affiliate program, which allows registered representatives to operate as independent contractors. As of December 31, 2004, all but approximately 20 of our registered representatives were affiliates. A registered representative who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, stock quotations, and general office supplies) although all of that branch’s revenues from securities brokerage transactions accrue to Summit Brokerage. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they generate. This compares with a payout rate of approximately 25% to 50% to registered representatives working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including providing employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring registered representatives as in-house employees.

Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, can often affiliate with Summit Brokerage and obtain the required licenses to become registered representatives. Affiliation enables these professionals to offer financial products and services to their clients through Summit Brokerage and earn commissions and fees for these transactions and services. Affiliates are given broad discretion to structure their own practices and to specialize in different areas of the securities business, subject to Summit Brokerage’s supervisory procedures as well as compliance with all applicable regulatory requirements.

Summit Brokerage provides full support services to each of its affiliates, including: access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

Each affiliate is required to obtain and maintain in good standing each license required by the SEC and NASD to conduct the type of securities business in which the affiliate engages, and to register in the various states in which he/she has customers. Summit Brokerage is ultimately responsible for supervising all of its registered representatives, whether affiliates or in-house registered representatives. We can incur substantial liability from improper actions of any of our registered representatives. We maintain a professional liability “errors and omissions” insurance policy which generally provides a limited degree of coverage for certain actions taken and/or omissions made by our registered representatives, employees and other agents in connection with the purchase and sale of securities. There can be no assurance, however, that we will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Commission Revenues

The most significant portion of our revenues is derived from commissions generated by our brokerage activities, including the purchase or sale of equities and fixed income products for our customers, the majority of which are executed on an agency basis. For such transactions, we are paid a commission by our client for processing that client’s buy or sell order. We also generate commissions from the sale of annuities (through SBSIA) and mutual fund shares. At this time, we anticipate that the percentage of revenue that we derive form the sale of each type of investment product will change as investors’ preferences change. Our mix of business will also change depending on the types of registered representatives we recruit and the types of investment products on which they focus. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client’s account through SFG. We do not currently make markets in any securities.

We record commissions earned from transactions in securities, annuities and insurance as “commission revenue,” when transactions occur. We also record as “commission revenue” the fees we are paid to manage our customers’ accounts at the time we receive such fees. We then pay out a percentage of this amount, which we record as “commission expense,” to the registered representative who produced the commission or fee, in accordance with the agreement each registered representative enters into with us. In general, these agreements provide for either a fixed payout percentage or a tiered payout percentage based on total gross production, and do not take into account the type of transaction giving rise to the commission or fee.

Equity Transactions. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Because our commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and the mix of investment products involved. For 2004, we earned gross commissions of approximately $7.0 million on equity transactions, which represented approximately 39% of our total revenue.

Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer’s investment maintained in particular funds. For 2004, we earned gross commissions of approximately $2.6 million from mutual fund transactions, which represented approximately 14% of our total revenue. We believe that sales of mutual fund shares in 2004 were negatively impacted by customer reactions to the ongoing industry-wide regulatory investigations into mutual fund trading and sales practices.

SBS Insurance Agency

Our registered representatives offer fixed and variable annuities and life insurance products to their clients through our subsidiary, SBS Insurance Agency of Florida, Inc. (“SBSIA”). As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested, or, in the case of life insurance, some percentage of the premium. SBSIA has executed agency agreements with various national insurance companies and is able to offer life insurance, long term care insurance, and fixed and variable annuities to its customers through substantially all of its investment representatives who hold insurance sales licenses. In 2004, the Company earned gross commissions of $4.1 million from the sale of insurance and annuity products, which represented approximately 23% of our total revenue.

Asset Management and Portfolio Advisory Services

Through our Registered Investment Adviser, Summit Financial Group, Inc. (“SFG”), we provide investment advisory services to clients through independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment adviser in 29 states.

Clients who utilize our investment advisory services pay us a quarterly fee, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage. In general, a client will pay from 1.0% to 3.0%, on an annualized basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent that the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor will also change. Because clients with managed accounts are paying this fee, they are not charged a per-transaction commission each time a transaction is effected in their accounts. In 2004, we earned management fees of approximately $1.6 million, which represented approximately 9% of our total revenue.

Clearing Broker

We do not hold any funds or securities of our securities brokerage customers. Rather, we use the services of our Clearing Broker on a fully disclosed basis. Our Clearing Broker processes all securities transactions and maintains customer accounts on a fee basis. The services provided include billing, credit review and control (including for margin accounts), receipt, and custody and delivery of securities. The Clearing Broker also lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Broker maintaining collateral in the form of saleable securities, cash or cash equivalents. However, if the Company’s customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on “margin” accounts, and there is a loss for which we cannot collect from our customer, we are generally liable for such losses. Prior to November 30, 2004, we maintained clearing arrangements with both FCC and RBC Dain Correspondent Services (a division of RBC Dain Rauscher Incorporated) (“Dain”). On November 30, 2004, our clearing agreement with Dain was terminated, with all customer accounts being transferred to FCC. Although the Company has no immediate plans to enter into another clearing agreement, we will continue to evaluate other potential clearing arrangements.

Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection up to the entire net asset value of a client’s account is provided through private insurance carriers. Pursuant to the terms of our agreement with the Clearing Broker, Summit Brokerage has agreed to indemnify and hold FCC harmless from certain liabilities and claims, including claims arising from transactions of our customers. We believe that, in general, the Clearing Broker is able to provide us and our clients with services at a total cost which is less than it would cost us to process such transactions on our own.

Seasonality and Cyclical Factors

Our revenues are affected only slightly by the traditional U.S. vacation seasons, such as July, August and December. Our revenues may be more adversely affected by cyclical factors, such as financial market downturns, as well as problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which has historically resulted in fewer transactions and less investing through broker/dealers such as Summit Brokerage, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital to offset related significant reductions in revenues.

Competition

We encounter intense competition in all aspects of our business. In general, we compete directly with other providers of financial services focused on meeting the needs of individual investors. Some of the strongest competition comes from companies that have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. Firms such as Merrill Lynch & Co., Inc., Citigroup Global Markets, Inc., Morgan Stanley, the Charles Schwab Corporation and Edward Jones have collectively garnered a significant percentage of the overall retail financial services industry. Furthermore, we compete with numerous regional and local securities firms, as well as with firms that provide online trading, such as E*Trade Financial Corp. and Ameritrade Holding Corporation. Additionally, increasing competition continues from other sources, such as commercial banks, insurance companies, and accounting and consulting firms that have entered the securities industry. We believe that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

In addition to competing for customers, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs such as Raymond James Financial, Inc. and LPL Financial Services. To date, we have not undertaken any significant marketing initiatives with respect to recruiting registered representatives. Rather, we have attracted registered representatives as a result of the extensive relationships developed by senior management throughout their years of involvement in the financial services industry, as well as through referrals and the use of both in-house and outside recruiters. We have also not undertaken any marketing efforts designed to attract retail customers. Rather, we rely on each registered representative to attract his or her own clientele, which typically occurs through referrals from other clients. Additionally, many of our registered representatives hold seminars to educate potential clients about various investment opportunities.

Employees

As of March 2005, we employed 53 full-time people, including six executives, 22 others in general staff positions and 25 in sales and sales-related positions. As of March 2005, there were approximately 170 registered representatives licensed with the firm, the majority of whom are engaged by us as independent contractors, although some are engaged as employees (including in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Regulation

The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. While the SEC administers federal securities laws, much of the regulation of the securities industry is subject to various self-regulatory organizations such as NASDR. The self-regulatory organizations, among other things, promulgate regulations and provide oversight in the following areas:

•	Sales practices;

•	Trade practices among broker-dealers;

•	Capital requirements;

•	Record keeping; and

•	Conduct of employees and affiliates of member organizations.

The SEC, the self regulatory organizations, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its employees or officers. Also, new legislation, changes in the rules and regulations promulgated by the SEC or self regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker-dealers.

Item 2. Description of Property

The Company occupies approximately 13,000 square feet of office space in three locations within the same building in Boca Raton, Florida, all of which space was previously occupied by Wachovia Securities. On August 8, 2003, the Company entered into a sublease agreement with Wachovia Bank, an affiliated entity of Wachovia Securities, wherein the parties agreed to the following: (1) with respect to approximately 5,500 square feet of space, lease such space until January 2004 at the rate of $12,542 per month; and (2) with respect to approximately 7,500 square feet, lease such space until January 2005 at the rate of $19,332 per month. On June 25, 2003, the Company entered into long-term leases with the owner of the building for those spaces occupying the approximately 5,500 square feet, which leases took effect in February 2004. These leases, which expire on January 31, 2009, provide for base monthly rent in the amount of $9,156, plus the company’s pro-rata share of the common area expenses. On March 23, 2005, the Company entered into a long-term lease with the owner of the building for the area of approximately 7,500 square feet, which lease took effect in February 2005. This lease, which expires on January 31, 2010, provides for base monthly rent in the amount of $12,500, plus the Company’s pro-rata share of the common area expenses.

Item 3. Legal Proceedings

On August 18, 2003, Summit Brokerage terminated for cause the employment of Richard Parker, the Company’s then Vice Chairman, President and Chief Operating Officer. Summit Brokerage filed an action against

Mr. Parker for breach of contract, breach of fiduciary duty and injunctive relief. The litigation is continuing. We believe that Summit Brokerage will prevail on the merits of its complaint, regardless of whether the matter is determined to be subject to arbitration, as Mr. Parker asserts, or judicial resolution, as the Company asserts. Nevertheless, the ultimate outcome cannot be predicted.

From time to time the Company is engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, litigation involving the securities brokerage industry has continued to increase, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. The Company currently maintains errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. There can be no assurance, however, that the Company will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Further, management evaluates whether or not to establish reserves for pending litigation. There is no assurance that, absent sufficient insurance coverage, the reserves will be adequate to cover any awards against the Company. While it is not possible to determine with certainty the outcome of these matters of which we are currently aware, we are of the opinion the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board under the symbol “SFNS.” Prior to March 2, 2004, our common stock was traded under the symbol “SUBO.” The following table represents the range of the high and the low last sale prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2004 and 2003. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
March 31, 2004	$0.30	$0.75
June 30, 2004	$0.25	$0.50
September 30, 2004	$0.25	$0.40
December 31, 2004	$0.32	$0.45

March 31, 2003	$0.70	$1.20
June 30, 2003	$0.60	$0.87
September 30, 2003	$0.30	$0.60
December 31, 2003	$0.30	$0.75

On March 17, 2005, the closing price of our common stock was $.33 and we had approximately 137 holders of record.

Dividends and Dividend Policy

We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. During 2004 and 2003, we paid a total of $21,000 and $10,000 in cash dividends on our Series A preferred stock, respectively.

Equity Compensation Plan Information

The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan and non-plan equity compensation agreements as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved By Shareholders (1)	11,639,498	$ 0.37	1,460,502	(2)

Equity Compensation Plans Not Approved by Shareholders (3)	2,031,159	$ 0.45	-0-

Total	13,670,657	$ 0.38	1,460,502	(2)

(1)	Includes 4,257,751 shares subject to outstanding options under the 2000 Incentive Compensation Plan and 6,260,000 shares subject to non-plan option agreements outstanding as of December 31, 2004.
(2)	Represents shares available for award grants under the 2000 Incentive Compensation Plan as of December 31, 2004.
(3)	Includes 553,159 shares subject to non-plan option agreements outstanding as of December 31, 2004 and 1,478,000 shares issuable upon exercise of common stock purchase warrants issued in connection with the private placement of our securities in 2003 and 2004. Each of these warrants has an exercise price of $0.30 per share and vested immediately upon issuance.

Equity Compensation Plans Not Approved by Shareholders – Options. The equity compensation plans not approved by shareholders consist of total outstanding options for 553,159 shares of the Company’s common stock, which options were granted between 2000 and 2003. Options for 153,159 of these shares were issued prior to 2003 and have, with respect to options for approximately 96,000 shares, an exercise price of $2.50 per share, all of which have vested. Options for approximately 57,000 shares, having an exercise price of $1.00 per share, vest ratably over a five year period of time. We have also included herein a commitment, made in 2003, to issue up to 400,000 options at an exercise price of $0.45 per share, which options have a ten year term and vest (or have vested), with respect to 150,000 options, on February 3, 2004, and with respect to 125,000 options, on each of February 3, 2005 and 2006. The optionees may pay the exercise price with respect to their options either in cash, by check, with already owned shares of common stock of the Company that have been held by the optionee for at least six (6) months (or such other shares as will not cause the Company to recognize for financial accounting purposes a charge for compensation expense), or such other manner as provided in the agreements or as may otherwise be determined by the Company. The option agreements provide for appropriate adjustment of the number of shares subject to the options and the exercise price of the options in the event of any increase or decrease in the number of issued and outstanding shares of the Company’s capital stock resulting from a stock dividend, a recapitalization or other capital adjustment of the Company. The Company has discretion to make appropriate anti-dilution adjustments to outstanding options in the event of a merger, consolidation or other reorganization of the Company or a sale or other disposition of substantially all of the Company’s assets. The options are not assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an option is exercisable only by the optionee. In general, the vested portion of an option must be exercised within 90 days from disassociation with the Company.

Equity Compensation Plans Not Approved by Shareholders – Warrants. We issued common stock purchase warrants for 1,478,000 shares of our common stock to brokers in connection with our two private common stock offerings consummated in 2003 and to certain administrative personnel. The warrants, which have a five year term commencing on either March 19, 2003 or April 11, 2003 and expiring on either March 18, 2008 or April 10, 2008, are exercisable at a price of $0.30 per share payable in cash or by check. The holders of the warrants have piggy-back registration rights under which they may include in certain registration statements of the Company the shares of common stock issuable upon exercise of the warrants, subject to certain rights of the Company to cut-back the number of shares to be included under specified circumstances and to delay the filing or effectiveness of any registration statement or withdraw the registration statement. The warrant agreements contain certain cross-indemnification provisions in connection with the resale of the shares by the holders. The warrants contain anti-dilution provisions under which the exercise price of the warrants and the number of shares of common stock issuable upon their exercise are subject to adjustment in the event of stock splits, stock dividends, and in the event of a merger, consolidation, reorganization or reclassification of the capital stock of the Company.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the fiscal years ended December 31, 2004 and December 31, 2003 should be read in conjunction with the Company’s condensed consolidated financial statements included elsewhere herein.

When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in “Factors That May Affect Future Results and Market Price of Our Stock” of this Item 6.

Certain amounts from the prior periods have been reclassified to conform to the current year presentation.

Overview

Summit Financial Services Group, Inc, through its primary operating subsidiary, Summit Brokerage Services, Inc., provides full-service securities brokerage through a network of approximately 170 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 75 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. We are licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Our Registered Investment Advisor, Summit Financial Group, Inc., is licensed to conduct business in 29 states. Our subsidiary insurance agency, SBS Insurance Agency of Florida, Inc. (or its subsidiaries), is licensed for insurance, or not required to be licensed, in all jurisdictions where the Company conducts its brokerage activities.

Our registered representatives offer a broad range of investment products and services. These products and services allow us to generate both commissions (from the purchase and sale of securities and other investment transactions) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2004		2003
Mutual funds	$2,596,931	14%	$2,892,417	22%
Insurance and related products	$4,088,177	23%	$3,734,736	29%
Equities	$6,963,299	39%	$3,567,329	27%
Registered Investment Advisory fees (1)	$1,601,593	9%	$737,607	6%
Miscellaneous (2)	$2,668,222	15%	$2,144,273	16%

Total	$17,918,222	100%	$13,076,362	100%

(1)	Represents management fees derived from managed accounts.
(2)	Includes interest and other income.

Summit Brokerage is a fully-disclosed broker dealer, and therefore relies on its clearing firm to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Additionally, because the clearing firm provides us with access to many other financial products and services that we would not otherwise be able to offer, we are able to provide our clients with products and services comparable to much larger brokerage firms. In exchange for providing these services, the clearing firm typically charges us a fee every time they effect a transaction on behalf of the firm or its clients. Prior to November 30, 2004, we had clearing arrangements with FCC and with Dain. On November 30, 2004, our agreement with Dain was terminated with all customer accounts being transferred to FCC.

Although we have incurred losses in the past, we generated income in 2004. For the year ended December 31, 2004, we reported net income of $180,716, versus a loss of $1,244,410 for December 31, 2003. We believe our improved performance for fiscal 2004 over 2003, was primarily due to the net addition of several registered representatives whose gross production exceeded the average gross production of existing Summit registered representatives. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

Although we expect our results, in general, to be impacted by macroscopic forces such as the state of the economy, as well as overall market conditions and investor confidence, we may experience fluctuations in our revenue that do not follow such trends, or mirror trends experienced by the financial services industry as a whole. This is because, given our size, we may add, or lose, registered representatives who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact the overall revenue mix will be diminished, as it is with larger firms when they hire new or lose registered representatives. However, due to our size, it is possible that the addition of new registered representatives (and their customers) who focus on certain products over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of results in other periods or reflective of general market conditions or economic trends.

Our business plan is focused primarily on increasing our network of affiliated registered representatives, which permits the Company to expand its base of revenue and its network for the retail brokerage of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring registered representatives as in-house employees. As was the case with the Boca Branch, however, we will opportunistically evaluate acquisitions, including those that would result in acquired registered representatives becoming employees of Summit Brokerage.

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

Results of Operations

The following discussion relates to the results of operations for the fiscal year ended December 31, 2004 (“2004”) compared to the results of operations for the fiscal year ended December 31, 2003 (“2003”).

Comparison of Fiscal Years Ended December 31, 2004 and December 31, 2003

Revenue:

Commission revenue of $17,013,971 for 2004 represents an increase of $4,609,319, or 37%, over the $12,404,652 of commission revenue reported for 2003. Importantly, commission revenue for 2004 reflects the single highest annual commission revenue recorded by the Company since its inception. We believe the main factor contributing to this growth is the net addition of several registered representatives whose gross production exceeded the average gross production of existing Summit registered representatives. During 2004, commission revenues generated by the Boca Branch accounted for less than 25% of total commission revenues, which percentage we expect to decline as we recruit more independent registered representatives.

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

Expenses:

Commissions and clearing costs increased to $13,485,107 during 2004, which represents an increase of $4,118,232, or 44%, over the $9,366,875 reported for 2003. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, increased in 2004 to 79% from 76% in 2003. This increase is primarily attributable to a significantly greater percentage of our total commission revenues being generated by our independent registered representatives. Because our independent registered representatives are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% - 90%, than we pay to those registered representatives working from the Boca Branch, where Summit pays the costs associated with operating the Branch.

Employee compensation and benefits of $2,391,989 during 2004 was approximately the same as the $2,396,333 reported for 2003. In general, we experienced increases in both salaries and employee benefit costs during 2004. Such increases, however, were largely offset by a decrease in those expenses associated with the issuance of common stock and equivalents to our employees. For 2004, a total of $110,086 was expensed for such issuances, all but $5,410 of which related to the amortization of unearned stock compensation. This compares with $194,716 recorded in 2003, all but $45,000 of which related to the amortization of unearned stock compensation.

Occupancy and equipment costs decreased to $474,754 during 2004, which represents a decrease of $17,345, or 4%, from the $492,099 recorded for 2003. This decrease was due primarily to a reduction in office lease expense, resulting from the termination, in August 2003, of the lease on the Company’s Indialantic, Florida offices.

During 2004 we recognized a gain of $1,071 on the disposition of fixed assets. During 2003, we recognized a loss on the disposition of fixed assets in the amount of $94,632. The loss on disposition of fixed assets was attributable to the closing of the Indialantic, Florida office in the third quarter of 2003 and the related write-off of leasehold improvements and fixed assets.

Professional expenses decreased by $223,676, or 34%, from $664,405 during 2003 to $440,729 during 2004. During 2004, we experienced decreases in both legal and accounting fees, which declines were partially offset by increases in recruiting fees. Additionally, the expense that we recognized during 2004 related to the issuance of common stock and equivalents to both outside professionals, as well as our independent registered representatives, declined significantly over the amount recognized during 2003. For 2004, a total of $85,555 was expensed for such issuances, all but $7,518 of which related to the amortization of unearned stock compensation. This compares with $119,992 recorded in 2003, all of which related to the amortization of unearned stock compensation.

Communications costs increased by $21,201, or 6%, to $374,184 in 2004 from $352,983 in 2003. The increase in these costs was due primarily to an increase in telephone and data transmittal costs.

Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses decreased by $358,627, or 49%, to $374,544 during 2004 from $733,171 for 2003. Although certain types of expenses declined between 2003 and 2004, the overall decrease is primarily attributable to a decline in the estimated costs to settle certain litigation.

Net Income / Loss:

For 2004, we reported net income of $180,716 or $0.01 per basic and diluted share, as compared to the net loss reported for 2003 of $1,244,410 or $0.05 per basic and diluted share. Our improved performance overall is mainly attributable to the increase in the contribution margin (that is, commission revenues less commission expense and clearing costs) resulting from the net addition of several registered representatives, combined with an overall reduction in operating expenses of approximately $700,000.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $814,704 during 2004, compared to net cash provided by operating activities of $271,280 for 2003. The improvement in cash generated by operating activities is attributable to an overall decline in total operating expenses (other than commissions and clearing costs) of $700,000 from 2003 to 2004, as well as an increase of $4.6 million in commission revenue, of which we retained approximately 21% after paying our registered representatives and our clearing firm. During 2003, however, we retained approximately 24% of commission revenues after paying our registered representatives and our clearing firm.

Cash and cash equivalents increased during 2004 by $381,242 to $3,492,359. This increase was due largely to the cash generated by operating activities, which amounts were offset by payments on debt obligations of $406,837.

During 2004, we purchased $9,067 of property and equipment, which amount was $57,855 less than the $66,922 purchased during 2003. The Company does not project material capital expenditures over the next twelve months.

Financing activities provided a net use of cash of $427,837 during 2004., which was comprised of payments in the amount of $406,837 to Wachovia Securities in connection with our purchase of the Boca Branch, as well as the payment of dividends on our Series A preferred stock in the amount of $21,000.

In the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

Inflation. Inflation has not been a major factor in the Company’s business since inception. There can be no assurances that this will continue.

Significant Business Relationships

On January 26, 1994, we entered into a clearing agreement with First Clearing Corporation (formerly Wheat First Securities, Inc.), a subsidiary of Wachovia Corporation, to execute securities orders and maintain accounts for clients on behalf of our company.

On November 1, 2000, we entered into a second clearing agreement with Dain Correspondent Services, a subsidiary of RBC Dain Rauscher Incorporated, to execute securities orders and maintain accounts for clients on behalf of our company. Effective November 30, 2004, this agreement was terminated.

Factors That May Affect Future Results And The Market Price Of Our Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

We have a history of losses. Although we generated net income in 2004, we have a history of losses. For the fiscal years ended December 31, 2003 and December 31, 2002, we had net losses of $1,244,410 and $1,619,010, respectively. We cannot assure you that we will be able to maintain profitability, or that, even if we generate net income, that our cash flow from operations will be sufficient to allow us to fully execute our strategy. Additionally, our revenues and profitability have been, and may continue to be, negatively impacted by general economic conditions as well as international political unrest.

Our business could be harmed by market volatility, declines in general economic conditions and other securities industry risks. Our revenues are derived primarily from securities brokerage and related services, and we expect this business to continue to account for almost all of our revenues. We, like other securities firms, are directly affected by economic and political conditions, including, but not limited to the following:

•	acts of war, terrorism and other political unrest;

•	broad trends in business and finance, and

•	changes in the conditions of the securities markets in which our customers trade.

A downturn in the financial markets can adversely affect our operating results. In major stock market declines, many firms in the securities industry suffer financial losses, and the level of individual investor trading activity decreases after these events. When trading volume is low, our profitability is adversely affected because a significant portion of our costs does not vary with revenue. For these reasons, severe market fluctuations can have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines might withstand a downturn in the securities industry better than we would.

We operate in a highly regulated industry and compliance failures could adversely affect our business. The securities industry in the jurisdictions in which we operate is subject to extensive regulation covering all aspects of the securities business. The various governmental authorities and industry self-regulatory organizations that supervise and regulate us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel us or any of our officers or employees who violate applicable laws or regulations. Additionally, certain regulatory agencies have the ability to limit our growth by restricting the number of offices, or registered representatives, that we can add. Our ability to comply with all applicable laws and rules, as well as unpredictable changes in their content, and in the regulatory interpretation and enforcement of them, is largely dependent on our establishment and maintenance of compliance and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel. We could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance. In addition, it is possible that any past noncompliance could subject us to future civil lawsuits, the outcome of which could have a material adverse effect on our financial condition and operating results.

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

We face substantial competition that could reduce our market share and harm our financial performance. All aspects of our business are highly competitive. We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition from commercial banks that have expanded into the brokerage business. We also compete with others in the financial services industry in recruiting registered representatives and new employees as well as retaining current personnel, and we could be adversely affected in the event we were to lose registered representatives who either individually or in the aggregate accounted for a significant percentage of our revenues.

We expect to continue to face increasing competition from companies offering electronic brokerage services. These competitors may have lower costs or provide fewer services, and may offer certain customers more attractive pricing or other terms, than we offer. In addition, disintermediation may occur as issuers attempt to sell their securities directly to purchasers, including sales using electronic media such as the Internet. To the extent that issuers and purchasers of securities transact business without the assistance of financial intermediaries like us, our operating results could be adversely affected.

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

In connection with our recruiting efforts, we rely significantly on the extensive relationships developed by senior management, particularly Marshall T. Leeds, our Chairman, Chief Executive Officer and President, throughout their years of involvement in the financial services industry, in addition to relying on referrals and the use of both in-house and outside recruiters. We cannot assure that these recruiting efforts will be successful or, if successful, that they will enhance our business, results of operations, or financial condition.

Competition for key personnel is intense. We cannot assure that losses of key personnel due to such competition, or for other reasons, will not occur in the future. The loss of any key employee, particularly Marshall T. Leeds, could materially and adversely affect our operating results. We currently maintain key man life insurance on Mr. Leeds in the amount of $3,000,000, although there can be no assurance that we will be able to renew this policy on terms that are acceptable.

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

We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead the Company to being liquidated. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital of at least $250,000. As of December 31, 2004, Summit Brokerage had net capital of $503,384 and excess net capital (that is, net capital less required net capital) of $253,384.

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

Furthermore, if we elect to pursue a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited registered representatives to affiliate with the Company, we may use a significant portion of our working capital. If we are unable to raise additional capital, our ability to grow will be limited. Additionally, there can be no assurance that the registered representatives receiving such loans will not terminate their affiliation with the Company prior to either repaying the note or, in the case of forgivable loans, prior to the amortization of their notes. Our financial position and operating results could be materially adversely affected if we are unable to collect the unpaid/unamortized portion of the notes. Our financial position and operating results could also be materially adversely affected if, after having joined the Company, the gross production of the registered representatives receiving such loans is significantly below the gross production upon which the amount of the loan—typically some percentage of the registered representative’s production prior to joining the Company—was based.

We may not be able to grow as planned. As part of our long-term growth strategy, we recruit individual registered representatives and we evaluate the acquisition of other firms or assets that would complement or expand our business in attractive service markets or that would broaden our customer relationships. We cannot assure you that we will be successful in our recruiting efforts or that we will be able to identify suitable acquisition candidates available on terms that are acceptable to us, or that we will be able to consummate any acquisition.

Future acquisitions may increase our leverage or cause dilution of existing shareholders’ interests. We anticipate that our strategy of growth through acquisitions of assets of other firms will necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing that we may need in the future could have a material adverse effect on our operations and our ability to continue as a going concern. In addition, issuing securities in connection with acquisitions, or the hiring of additional registered representatives and other personnel may have a dilutive effect on the interests of our shareholders.

We may have difficulty integrating businesses and/or generating acceptable returns from future acquisitions. Even if we are able to identify acquisition candidates and complete the acquisitions on terms favorable to us, we cannot assure you that we will be able to successfully integrate any acquired business into our operations. The success of any completed acquisition will depend in large measure on our ability to integrate the operations of the acquired business with our operations and otherwise to maintain and improve the results of operations of the acquired business. Acquisitions involve a number of special risks and present financial, managerial and operational challenges, some of which include:

•	diversion of management’s attention;

•	unanticipated events or circumstances;

•	existence of unknown liabilities;

•	potential disputes with sellers; and

•	adverse effects on our reported earnings per share in the event acquired intangible net assets, if any, become impaired.

An acquisition increases the risk that any business may lose customers or employees, including key employees of the acquired business. An acquired business could under-perform relative to our expectations and we may not realize the value we expect from the acquisition. Adverse market conditions or poor investment or other performance by an acquired company may adversely affect revenue. We could also experience financial or other setbacks if an acquired company has problems of which we are not aware. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations. Further, future acquisitions may further increase our leverage or, if we issue equity securities to pay for the acquisitions, our shareholders could suffer dilution of their interests.

Our exposure to possible litigation could adversely affect our business. From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain errors and omissions insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the coverage for any particular claim (if covered at all) will be limited, and the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Consequently, any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results. With respect to that litigation to which the Company is currently a party, it is not possible to determine with certainty the outcome of these matters, although we are of the opinion the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results.

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

We may not be able to completely protect ourselves from various forms of business interruption. Although we maintain business interruption insurance, the net proceeds from such insurance may not be sufficient to cover lost revenues and earnings. Additionally, in the future, it may not be possible to obtain business interruption insurance on terms that management deems acceptable, especially if such interruption relates to acts of terror, including acts of cyberterrorism, or natural disasters, such as hurricanes.

We rely on third party vendors to provide services that are an integral part of our business. As a fully disclosed broker-dealer, we rely on one clearing firm to provide a number of operations and support functions that we cannot provide internally. If our relationship with our clearing firm were to be terminated, our business would be materially adversely impacted unless we were able to utilize the services of another clearing firm. Even if we were to develop such other relationships, our business could be adversely impacted if we were unable to obtain terms as favorable as those currently in place.

We depend on our headquarters and operations center for continued operation of our business. A disaster directly affecting our headquarters or operations center, as well as that of our clearing firm(s), may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster. In addition, insurance and other safeguards might only partially reimburse us for our losses. Furthermore, we rely on third parties to perform certain back office and trade execution functions on our behalf. In the event these third parties are unable to provide these services, including as a result of a natural disaster or such other event that results in an interruption of their business activities, our operations could be materially negatively impacted.

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

Our common stock is subject to price volatility. The price of our common stock is volatile. Because of possible fluctuations in operating results, such as revenues or operating results being below the expectations of investors, and the volatility of market and economic conditions generally, there may be additional volatility in the price of our common stock. During 2004, approximately 16,040,000 shares of outstanding common stock and 1,478,000 shares underlying warrants were released from lock up agreements or otherwise became eligible for resale. If a large number of shares of our common stock enters the market, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation that could subsequently result in increased costs and a diversion of management’s attention and resources from operations.

Additional capital may dilute current shareholders. In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities, and debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

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

Our common stock is subject to the penny stock rules which means our market liquidity could be adversely affected. The SEC’s regulations define a “penny stock” to be an equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker dealers that sell low-priced securities to persons other than established customers and institutional accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline.

No dividends are anticipated. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the foreseeable future.

Our preferred stock may cause further dilution. Our Amended and Restated Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such rights and preferences as may be determined from time to time by our board of directors without further shareholder approval. The Company designated 150,000 shares, and issued to investors 125,000 shares, of such preferred stock as its Series A Preferred Stock. Consequently, we have 4,875,000 shares of authorized but unissued shares of preferred stock that may be sold in the future and that can, at the discretion of our board of directors, be designated as other series of preferred stock with dividend and liquidation preferences that are senior, and not available to, the holders of our common stock. In the event that we issue additional preferred stock, the holders of such stock, as well as the Series A Preferred Stock, shall be entitled to receive dividends and distributions prior to their receipt by the holders of our common stock. Thus, holders of common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

We may propose a reverse-split of our common stock. We may, at some time in the future, propose a reverse-split of our common stock. There can be no assurance that, in the event of a reverse-split, the stock will not otherwise decline in value.

Item 7. Financial Statements.

The financial statements required by this item are set forth on pages F-1 through F-16 and are incorporated herein by this reference. The financial statements are the financial statements of Summit Financial Services Group, Inc. and its subsidiaries on a consolidated basis.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

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

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name	Age	Title
Marshall T. Leeds	49	Chairman of the Board, Chief Executive Officer and President
Steven C. Jacobs	44	Executive Vice President, Chief Financial Officer, Secretary and Director
Sanford B. Cohen	47	Director
Paul D. DeStefanis	44	Director
William L. Harvey	49	Director
Gregory J. Bentley	48	Executive Vice President (Summit Brokerage Services, Inc.)

Executive Officers and Directors

Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President. Mr. Leeds acquired a controlling interest in Summit Brokerage on May 22, 2002 whereupon he became a director (Chairman) and Chief Executive Officer, and he has held these same offices with the Company since its inception in July 2003. From March 22, 2002 to May 22, 2002, Mr. Leeds was engaged by Summit Brokerage as its Director of Recruiting. Between October 2001 and March 2002, Mr. Leeds was a private investor. Prior thereto, Mr. Leeds served, between January 2001 and September 2001, as Chairman and Chief Executive Officer of First Union Securities Financial Network, Inc. Prior to joining First Union, Mr. Leeds served, between December 1983 and December 2000, as Chairman, President and Chief Executive Officer of JWGenesis Financial Corp. and its predecessor. JWGenesis Financial Corp. was acquired by First Union Securities Financial Network, Inc. on January 1, 2001. Mr. Leeds is a past Chairman of the National Investment Bankers Association, Inc. and also served on the Independent Contractor Firm Committee of the Securities Industry Association.

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

Paul D. DeStefanis, Director. Mr. DeStefanis became a director of the Company and Summit Brokerage in February 2004. He has over twenty years of financial and accounting experience. Mr. DeStefanis is currently principal of Advanced Business Valuations, a business valuation and litigation support services firm he founded in 1990. Between 1994–1996, Mr. DeStefanis served, on a part time basis, as Chief Financial Officer and Treasurer of The Commonwealth Group, a merchant banking and corporate consulting firm. Prior thereto, between 1990 and 1994, Mr. DeStefanis served as Senior Vice President, Treasurer and Chief Financial Officer for Jillian’s Entertainment Corp., a diversified publicly-held entertainment company. Between 1982 and 1990, Mr. DeStefanis held various positions with Deloitte & Touche. Mr. DeStefanis graduated from the University of Florida in 1982 with a BS in Accounting. In addition to being a Certified Public Accountant, he is an Accredited Business Valuator (AICPA designation), an Accredited Senior Appraiser (American Society of Appraisers designation) and a Certified Valuation Analyst (NACVA designation). Mr. DeStefanis is also a past member of the NACVA’S Education Board.

William L. Harvey, Director. Mr. Harvey became a director of the Company and Summit Brokerage in February 2004. He has over twenty five years of financial and accounting experience. Mr. Harvey is currently Vice President for LNR Property Corporation. Prior thereto, between 1992 – 2003, Mr. Harvey was Executive Vice President and Chief Financial Officer for Pan Am International Flight Academy, a privately held provider of flight training services. Prior to joining Pan Am, Mr. Harvey was a partner at Deloitte & Touche where he served as a member of the Firm’s National Office SEC Services Department for two years. Mr. Harvey graduated from the Florida State University in 1977 with a BS in Accounting and he is also a Certified Public Accountant.

Gregory J. Bentley, Executive Vice President (Summit Brokerage Services, Inc.). Mr. Bentley is a financial services executive with over 20 years experience focusing on strategic marketing and product development in the financial services industry. Mr. Bentley joined Summit Brokerage as Executive Vice President in April 2002. Prior to joining Summit Brokerage, Mr. Bentley was acting as a master general agent for various insurance products. From 1999 to 2001, he was Senior Vice President, Director of Insurance, for JWGenesis Financial Corp., where he was responsible for developing the sales and marketing of annuities and other insurance products. Prior to joining that company, he served as President and Chief Operating Officer of Empire Financial Services, Longwood, Florida, from 1991 to 1999, responsible for operations and the development, sales and marketing of financial products. Prior to 1991, Mr. Bentley was Vice President and National Insurance Manger for Invest Financial Services, Tampa, Florida and Vice President of Empire Agency, Inc., Longwood, Florida, a subsidiary of Empire of America, FSB. Mr. Bentley received his B.A. in Business Administration in 1976 from State University College of New York.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 that were furnished to us, a Form 3 (initial statement of beneficial ownership) for each of William L. Harvey and Paul D. DeStefanis were not timely filed; a Form 4 (statement of changes in beneficial ownership) for each of Sanford B.Cohen and Steven C. Jacobs regarding option grants, and a Form 4 for Marshall T. Leeds regarding a modification of options, were not timely filed.

Item 10. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended December 31, 2002, 2003, and 2004 by our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 during those years (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name And Principal Position	Fiscal Year	Annual Compensation(1)				Long-Term Compensation Awards		All Other Compensation
		Salary		Bonus		Securities Underlying Options
Marshall T. Leeds Chairman, Chief Executive Officer and President	12/31/04 12/31/03 12/31/02	$ $ $	79,167 50,000 35,000	$70,180 -0- -0-	(2)	40,000 -0- 5,600,000	(10) (5)	$ $	69,130 42,185 -0-	(3) (4)

Steven C. Jacobs Executive Vice President, Chief Financial Officer, Secretary and Director	12/31/04 12/31/03 12/31/02	$ $ $	105,833 89,583 20,000	$2,500 -0- -0-		90,500 645,000 45,000	(8) (6)	$ $	13,038 85,000 -0-	(9) (7)

(1)	The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officer where the aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.
(2)	Includes $41,013 in bonus amounts accrued but not paid until 2005.
(3)	Represents primarily over-rides and an auto allowance. Pursuant to Mr. Leeds’ new employment agreement, which agreement commenced in May 2005, Mr. Leeds no longer receives over-rides. See “Employment Agreements.”
(4)	Represents automobile allowance and over-rides pursuant to Mr. Leeds’ employment agreement.
(5)	Represents 5,600,000 options granted in 2002 that are exercisable at $0.25 per share until March 22, 2012. These options, of which 7,000,000 were originally granted, with 1,400,000 being previously exercised, were granted outside of the Company’s 2000 Incentive Compensation Plan. The closing price of a share of the Company’s common stock as reported on the OTC Electronic Bulletin Board on March 15, 2002, the last date the stock was traded before the option was granted, was $0.20 per share.
(6)	Represents 600,000 options at an exercise price of $0.45 per share and 45,000 options at exercise prices ranging from $0.40 to $0.50 per share.
(7)	Represents compensation paid to Mr. Jacobs in connection with the Company’s private placements consummated on March 19, 2003 and April 11, 2003. Amount does not include the value of 440,000 common stock purchase warrants issued to Mr. Jacobs, which warrants have a term of 5 years and an exercise price per share of $0.30. Amount also does not include the value of 80,000 shares of common stock issued to Mr. Jacobs, which shares were valued at $0.25 per share at the time of their issuance.
(8)	Represents 90,500 options with an exercise price of $0.40 per share.
(9)	Represents primarily employee benefits in the form of health insurance.
(10)	Represents 40,000 options with an exercise price of $0.40 per share.

Stock Options Granted in Fiscal 2004

The following table sets forth certain information concerning options granted, or required to be granted, during fiscal 2004 to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2004		Exercise or Base Price (per Share)		Fair Market Value on Date of Grant	Expiration Date
Marshall T. Leeds	40,000	2.3%			$0.40	-0-	12/31/2014

Steven C. Jacobs	44,000 40,000 6,500	2.5 2.3 0.4	% % %	$ $ $	0.40 0.40 0.40	-0- -0- -0-	06/01/2014 12/31/2014 12/31/2014

Aggregate Stock Option Exercises and Year-End Option Value Table

The following table sets forth certain information concerning option exercises in fiscal 2004, the number of stock options held by the Named Executive Officers as of December 31, 2004 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

Name	Number of Shares Acquired on Exercise	Value Realized(1)	Number of Unexercised Options Held at Fiscal Year-End(#)			Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Marshall T. Leeds	-0-	-0-	5,600,000		40,000	$840,000	-0-
Steven C. Jacobs	-0-	-0-	396,250	(2)	384,250	-0-	-0-

(1)	Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for the Company’s common stock as reported by NASDAQ Trading and Market Services on December 31, 2004 was $0.40 per share. Value is calculated by multiplying (a) the difference between $0.40 and the option exercise price by (b) the number of shares of common stock underlying the option.
(2)	Does not include warrants held by Mr. Jacobs that entitle him to purchase up to 440,000 shares of our common stock at a price of $0.30 per share.

Employment Agreements

The Company entered into an employment agreement (the “Employment Agreement”) with Marshall T. Leeds commencing May 2004 for the continuation of his services as its Chairman of the Board, Chief Executive Officer, and President. The Employment Agreement will expire on December 31, 2006, subject to automatic renewal for successive one-year terms unless either party gives six month’s notice otherwise. The Employment Agreement also contains conditional provisions for earlier termination by the parties. Under the Employment Agreement, Mr. Leeds receives a base annual salary of $100,000, together with a guaranteed annual bonus in the amount of $50,000. Additionally, Mr. Leeds annually earns incentive compensation in the form of: (i) a discretionary cash bonus of up to $50,000 and (ii) a non-discretionary bonus equal to 10% of the Company’s Earnings (as such term is defined within the Employment Agreement), or $200,000, whichever is less. The Employment Agreement also extended the exercise period of those options issued to Mr. Leeds in connection with the execution of his prior employment agreement (dated March 22, 2002) from December 31, 2007 to March 22, 2012. In addition, Mr. Leeds is eligible to participate in employee benefit plans, including, among other things, the awarding of options for his service on the Company’s Executive Committee in the same amount as such options are granted to other Committee members. For the added protection of the Company, the Employment Agreement contains various provisions that would (in the absence of specific, exceptional circumstances) prevent Mr. Leeds, for a period of one year following the termination of his employment, from using the Company’s confidential information and from engaging in activities interfering or competing with the Company’s businesses.

2000 Incentive Compensation Plan

Our 2000 Incentive Compensation Plan (the “Plan”) was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provides for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. As of December 31, 2004, the Company had reserved an aggregate of 7,000,000 shares of common stock for grants under the Plan, pursuant to an amendment to the Plan approved by the shareholders in February 2004. As of December 31, 2004, the Company had issued, or committed to issue, options for a total of 5,539,498 under the plan, leaving a total of 1,460,502 options available for future grants. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. Options have a term of ten years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. In general, options issued under the Plan must be exercised within 90 days of an employee’s disassociation from the Company. The exercise prices of the options range from $0.34 per share to $2.50 per share, and generally have scheduled vesting. Upon expiration of unexercised options, the unexercised shares subject to such options will again be available for purposes of the Plan.

Options Granted Outside of Our 2000 Incentive Compensation Plan

As of December 31, 2004, we had outstanding options to purchase an aggregate of 6,653,159 shares of common stock with a range of exercise prices from $0.10 to $2.50 per share. Options for a total 5,600,000 shares expire on March 22, 2012, unless terminated earlier in accordance with their terms. All other non-plan options have a term of ten years from the date of grant unless otherwise terminated in accordance with their terms. In general, options granted outside the Plan must be exercised within 90 days of an employee’s disassociation from the Company. Of such outstanding options granted outside of our Plan, options for approximately 6,591,750 shares are immediately exercisable as of December 31, 2004.

Director Compensation

In serving on our Board, directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the Audit Committee. In connection with their service to the Company in 2004, each director received an option for 20,000 shares of common stock at an exercise price equal to the price of our common stock at date of grant.

Audit Committee and Audit Committee Financial Expert

The Company has an Audit Committee comprised of two members selected from its Board of Directors. In February 2004, the Company’s Board of Directors appointed Paul D. DeStefanis and William L. Harvey as the Company’s Audit Committee. The Board of Directors determined that each of them was independent under applicable rules of the American Stock Exchange. Further, the Board of Directors determined that the Audit Committee has at least one financial expert, who is William Harvey.

Code of Ethics

We adopted the Summit Financial Services Group, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, controller and other finance organization employees. The finance code of ethics is publicly available on our website under Investor Relations at www.summitbrokerage.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, our Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11. Security Ownership of Certain Beneficial Owners

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 28, 2005 with respect to the beneficial ownership of common stock by: (i) each executive officer named in the Summary Compensation Table; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.

Name of Beneficial Owner(1)	No. of shares		Percentage(2)
Marshall T. Leeds	15,354,927	(3)	44.8%
Richard Parker	3,426,927	(4)	11.9%
Steven C. Jacobs	1,046,250	(6)	3.6%
Sanford B. Cohen	35,000	(7)	*
Paul D. DeStefanis	220,000	(8)	*
William L. Harvey	20,000	(9)	*
Antares Capital Fund III Limited Partnership (10)	4,000,000		14.2%
The Equity Group Inc. Profit Sharing Plan & Trust (11)	1,600,000	(11)	5.7%

All executive officers and directors as a group (5 persons)	16,676,177	(12)	47.2%

*	Represents less than 1% of the issued and outstanding common stock of the company.
(1)	Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 980 North Federal Highway, Suite 310, Boca Raton, Florida 33432.
(2)	Based on 28,195,080 shares outstanding on February 28, 2005, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of February 28, 2005, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3)	Includes: (a) 6,400,000 shares of common stock; (b) 5,600,000 issuable pursuant to options exercisable within the next 60 days; and (c) 3,354,927 shares of common stock beneficially owned by Mr. Parker but for which Mr. Leeds has sole voting power pursuant to a Shareholders’ Voting Agreement and Irrevocable Proxy, which shares include: (i) 2,854,927 outstanding shares beneficially owned by Mr. Parker; and (ii) 500,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(4)	Includes: (i) 2,357,252 shares of common stock; (ii) 462,675 shares owed jointly with his spouse; (iii) 27,000 shares owned by his spouse; (iv) 500,000 shares issuable pursuant to stock options exercisable within the next 60 days; and (v) 80,000 shares he and/or his spouse control as trustees of two foundations and a trust. Mr. Parker’s address is 417 Magnolia Avenue, Melbourne Beach, Florida 32951.
(5)	Omitted.
(6)	Includes 526,250 shares issuable pursuant to stock options exercisable within the next 60 days, and 440,000 shares issuable pursuant to currently exercisable warrants.
(7)	Includes 35,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(8)	Includes 200,000 shares of common stock and 20,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(9)	Includes 20,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(10)	Address: 7900 Miami Lakes Drive West, Miami Lakes, Florida 33016. Antares Capital Fund III Limited Partnership (“ACF”) is a Delaware limited partnership whose general partner is Antares Capital Partners

III, L.L.C. (“ACP”), a Florida limited liability company. As the general partner, ACP has sole voting authority over ACF’s investments. The managing partners of ACP are Jonathan I. Kislak and Randall Poliner.

(11)	Address: 800 Third Avenue, 36th Floor, New York, NY 10022. The co-trustees of the Equity Group Inc. Profit Sharing Plan & Trust are Robert Goldstein and Loren Mortman, either of whom has voting authority over the Trust’s investments. Also, Ms. Mortman and her spouse jointly own 200,000 shares of common stock.
(12)	Includes 7,141,250 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days.

Voting Agreements and Agreements Related to Corporate Governance.

As discussed in footnote 3 above, Marshall T. Leeds has voting control over certain shares of common stock beneficially owned by Richard Parker and/or his spouse pursuant to a Shareholders’ Voting Agreement and Irrevocable Proxy dated May 22, 2002 between Richard Parker and his spouse, and Mr. Leeds. The voting agreement is terminable on the earlier of: (a) May 22, 2007, (b) the date Mr. Leeds is no longer an executive officer or director of Summit Brokerage, or (c) the occurrence of certain change of control events.

When Antares Capital Fund III Limited Partnership purchased 4,000,000 shares common stock of Summit Brokerage on April 11, 2003, it entered into a Stock Purchase Agreement with Summit Brokerage and a Co-Sale and Voting Rights Agreement with Marshall T. Leeds. Under those agreements, Antares has certain rights relating to corporate governance matters for so long as Antares owns 2,000,000 of the original 4,000,000 shares it purchased. Such rights include:

•	the right to appoint or nominate for election a director, which director would also serve on the compensation and audit committees; and further, Mr. Leeds agreed to vote his shares in favor of such appointment or election;

•	the right to have a representative present at meetings of the board and its committees, which right includes the same access to the company’s records as a board member would have;

•	majority approval by the independent directors of certain stock purchases, if any, under $0.25 per share by Mr. Leeds, and if so approved, Antares has the right to participate with Mr. Leeds on a pro-rata basis;

•	the right to participate on a pro-rata basis in any sale of the company’s stock by Mr. Leeds on the same terms and conditions as any such proposed sale.

Although Antares has a right to designate a nominee to our board of directors, it has not done so and has not indicated to us when or if it will do so.

The foregoing agreements survived the consummation of the reorganization and the rights and obligations of the parties thereto apply to securities of the Company.

Item 12. Certain Relationships and Related Transactions.

Until August 31, 2003, we leased approximately 5,000 square feet of office space for our headquarters from First America Living Trust, Inc., a company wholly-owned by Mr. Parker (“First America”), our former Vice Chairman, President and Chief Operating Officer. Lease payments totaled approximately $44,000 and $133,000 during 2003 and 2002, respectively. In addition to the lease payments described herein, the Company assigned certain fixed assets having a carrying value of approximately $35,000 in exchange for the forgiveness of approximately $18,000 due under the lease. The lease was terminated on August 31, 2003.

In connection with sales of common stock in our private placement made during 2003, Steven C. Jacobs, our Executive Vice President, Chief Financial Officer and a director, received warrants entitling him to purchase 440,000 shares of our common stock at an exercise price of $0.30 per share, 80,000 shares of our common stock, and $85,000 of cash compensation.

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

Item 13. Exhibits and Reports on Form 8-K

A. Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Name
2.1	Merger Agreement by and among the Registrant, Summit Brokerage Services, Inc. and Summit Transitory Sub, Inc. dated July 17, 2003 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (2)

10.1	2000 Incentive Compensation Plan, as amended (8)

10.2	Stock Purchase Agreement by and among the Summit Brokerage Services, Inc., Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)

10.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (3)

10.4	Employment Agreement between the Registrant and Marshall T. Leeds, effective July 19, 2004*

10.5	Shareholders’ Voting Agreement and Irrevocable Proxy by and among Summit Brokerage Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002 (4)

10.6.1	Commercial Lease between Summit Brokerage Services, Inc. and First America Living Trust, dated May 22, 2002 (4)

10.6.2	Employment Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (4)

10.6.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.6.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.7	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (5)

10.8	Form of Warrants dated effective March 19, 2003 (6)

10.9	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective March 19, 2003 (8)

10.10	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective April 11, 2003 (8)

10.11	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.12	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)

10.13	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.14	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

21.1	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on September 15, 2004, File No. 333-108818.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(3)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended March 31, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended June 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(6)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(7)	Incorporated by reference to the Form 8-K filed on April. 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.
(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Moore Stephens Lovelace, P.A., our principal accountants, billed us an aggregate of $69,000 and $63,000 for each of the fiscal years ended December 31, 2004 and 2003, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during such fiscal years.

Audit Related Fees

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in the fiscal years ended December 31, 2004 and 2003 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants billed us $8,700 and $2,500 in fees and expenses for services performed relating to tax compliance, tax advice or tax planning in the fiscal years ended December 31, 2004 and 2003, respectively.

All Other Fees

Our principal accountants did not bill us any additional fees in the fiscal years ended December 31, 2004 and 2003 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors were authorized to perform audit services for the fiscal year ended 2004 by our Board of Directors and the Company’s Chief Executive Officer and Chief Financial Officer. With respect to provisions of services other than audit, review or attest services, our principal accountants brought such services to the attention of the Chief Executive Officer and Chief Financial Officer prior to commencing such services. Such services primarily consisted of review of our Form S-4 registration statement in connection with the holding company reorganization.

Moore Stephens Lovelace, P.A. was appointed by our Audit Committee as our independent auditors for purposes of auditing our financial statements for 2005. Our principal auditors informed our Audit Committee of the scope and nature of each service to be provided. During the year ended December 31, 2004, all services and fees rendered by MSL were approved by our Audit Committee.

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

Date: March 29, 2005

/s/ Steven C. Jacobs
Steven C. Jacobs Executive Vice President and Chief Financial Officer (principal financial officer)

Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marshall T. Leeds	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 29, 2005
Marshall T. Leeds

/s/ Steven C. Jacobs	Executive Vice President, Chief Financial Officer, and Secretary	March 29, 2005
Steven C. Jacobs	(principal financial officer)

/s/ Paul D. DeStefanis	Director	March 29, 2005
Paul D. DeStefanis

/s/ William L. Harvey	Director	March 29, 2005
William L. Harvey

/s/ Sanford B. Cohen	Director	March 29, 2005
Sanford B. Cohen

SUMMIT FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

(FORMERLY KNOWN AS SUMMIT BROKERAGE SERVICES, INC.

AND SUBSIDIARIES)

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Summit Financial Services Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Summit Financial Services Group, Inc. and Subsidiaries (formerly known as Summit Brokerage Services, Inc. and Subsidiaries) as of December 31, 2004, and the related consolidated statements of income and loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 that you are filing pursuant to Rule 17a-5 under the Securities Exchange Act of 1934. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in Schedule I is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplemental information required by Rule 17a-5 under the Securities Exchange Act of 1934. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Moore Stephens Lovelace, P.A.

Certified Public Accountants

Orlando, Florida

February 10, 2005

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Financial Condition

December 31, 2004

ASSETS
Cash and cash equivalents	$3,492,359
Deposit held at clearing broker	76,160
Commissions receivable	278,989
Other receivables	163,648
Securities owned, at fair value	3,060
Prepaid expenses	270,205
Property and equipment, net	54,934
Goodwill and customer list, net	1,220,344

Total assets	$5,559,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$795,541
Accrued commissions expense	924,232
Note payable, net	846,749

Total liabilities	2,566,522

Commitments and contingencies

Stockholders’ equity
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13

Common stock, par value $0.0001 per share; authorized 60,000,000 shares; 28,209,992 issued and 28,195,080 outstanding	2,821
Additional paid-in capital	8,914,440
Unearned stock compensation	(491,420)
Treasury stock, at cost	(10,884)
Accumulated deficit	(5,421,793)

Total stockholders’ equity	2,993,177

Total liabilities and stockholders’ equity	$5,559,699

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Loss

For The Years Ended December 31, 2004 and 2003

	2004	2003
Revenues
Commissions	$17,013,971	$12,404,652
Interest and dividends	597,352	502,924
Other	306,899	168,786

	17,918,222	13,076,362

Expenses
Commissions and clearing costs	13,485,107	9,366,875
Employee compensation and benefits	2,391,989	2,396,333
Occupancy and equipment	474,754	492,099
Communications	374,184	352,983
Professional expenses	440,729	664,405
Depreciation and amortization	197,270	220,274
(Gain) / Loss on disposition of assets	(1,071)	94,632
Other operating expenses	374,544	733,171

	17,737,506	14,320,772

Net income (loss) before income taxes	180,716	(1,244,410)

Provision for income taxes	—	—

Net income (loss)	$180,716	$(1,244,410)

Basic income (loss) per common share	$0.01	$(0.05)

Diluted income (loss) per common share	$0.01	$(0.05)

Weighted average common shares outstanding
Basic	28,176,935	26,539,351

Diluted	31,481,509	26,539,351

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2004 and 2003

	Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Treasury Stock	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares Outstanding	Par Value	Number of Shares Outstanding	Par Value
Balances, December 31, 2002	125,000	$13	20,192,148	$2,020	$6,336,751	$(237,123)	$(3,718)	$(4,327,099)	$1,770,844
Preferred stock dividend	—	—	—	—	—	—	—	(10,000)	(10,000)
Net purchases of treasury stock	—	—	(34,150)	—	—	—	(18,028)	—	(18,028)
Issuance of common stock	—	—	7,920,000	792	1,762,715	—	—	—	1,763,507
Issuance of common stock for services – non employees	—	—	50,709	5	29,011	—	—	—	29,016
Options issued for services – non- employees	—	—	—	—	122,769	(122,769)	—	—	—
Options issued for services – employees	—	—	—	—	653,412	(587,091)	—	—	66,321
Amortization of unearned stock compensation	—	—	—	—	—	269,708	—	—	269,708
Net income/(loss)	—	—	—	—	—	—	—	(1,244,410)	(1,244,410)

						—
Balances, December 31, 2003	125,000	$13	28,128,707	$2,817	$8,904,658	$(677,275)	$(21,746)	$(5,581,509)	$2,626,958
Preferred stock dividend	—	—	—	—	—	—		(21,000)	(21,000)
Issuance of treasury stock	—	—	27,154	—	—	—	10,862	—	10,862
Issuance of common stock for services – non employees	—	—	18,810	2	7,516	—	—	—	7,518
Issuance of common stock for services – employees	—	—	20,409	2	5,408	—	—	—	5,410
Issuance of options – non-employees	—	—	—	—	81,649	(81,649)	—	—	—
Issuance of options – employees (net of cancellations)	—	—	—	—	(84,791)	84,791	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	182,713	—	—	182,713
Net income/(loss)	—	—	—	—	—	—	—	180,716	180,716

Balances, December 31, 2004	125,000	$13	28,195,080	$2,821	$8,914,440	$(491,420)	$(10,884)	$(5,421,793)	$2,993,177

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities
Net income/(loss)	$180,716	$(1,244,410)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts and advance receivables	—	29,333
Depreciation	16,190	29,951
Stock-based compensation and consulting	195,639	343,724
Loss on disposition of assets	(1,071)	94,632
Amortization of customer list and imputed interest	237,064	267,181
Changes in:
Deposit held at clearing broker	(143)	(50,972)
Deposit held at clearing broker – related party	—	45,459
Commission receivable	101,423	(33,492)
Other receivables	(63,835)	(19,035)
Prepaid expenses	(187,067)	(5,495)
Securities Owned	(225)	—
Due from related party, net	—	(40,200)
Accounts payable and accrued expenses	63,284	513,741
Accrued commissions expense	272,729	340,863

Net cash provided by operating activities	814,704	271,280

Cash flows from investing activities
Purchase of property and equipment	(9,067)	(66,922)
Proceeds from disposition of assets	3,442	—

Net cash used in investing activities	(5,625)	(66,922)

Cash flows from financing activities
Dividends paid – preferred stock	(21,000)	(10,000)
Purchase of treasury stock	—	(18,028)
Issuance of common stock	—	1,960,000
Common stock offering costs	—	(175,172)
Payments on debt obligation	(406,837)	(457,715)

Net cash provided by (used in) financing activities	(427,837)	1,299,085

Net increase in cash and cash equivalents	381,242	1,503,443

Cash and cash equivalents at beginning of year	3,111,117	1,607,674

Cash and cash equivalents at end of year	$3,492,359	$3,111,117

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2004 and 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Summit Financial Services Group, Inc. (the “Company”) is a holding company whose principal operating subsidiary is Summit Brokerage Services, Inc. (“SBS”). SBS is a National Association of Securities Dealers (“NASD”) member firm. The Company is an independent broker-dealer offering financial services to clients across the country through its network of approximately 70 independent broker-dealer branch offices as well as its one company-owned office.

CORPORATE REORGANIZATION - On February 26, 2004, the Company’s shareholders approved (i) a reorganization of the Company whereby Summit Brokerage Services, Inc. became a wholly-owned subsidiary of Summit Financial Services Group, Inc. (ii) increased the number of authorized shares of common stock available for grant under the Plan from 4,000,000 to 7,000,000 and (iii) increased the number of shares of common stock authorized to issued from 50,000,000 to 60,000,000.

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s primary subsidiary is Summit Brokerage Services, Inc., (an NASD member firm) and its wholly owned subsidiaries Summit Financial Group, Inc. (a registered investment advisor), SBS Insurance Agency of Florida, Inc. (an insurance business), and Summit Holding Group, Inc. (a holding company). Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

DEPOSIT HELD AT CLEARING BROKERS - The Company has an interest-bearing reserve deposit with certain clearing brokers. These clearing brokers require deposits of all introducing brokers for whom they transact business.

COMMISSIONS RECEIVABLE - Based upon past experience and a review of the individual accounts, management believes the commissions receivable as of December 31, 2004 are fully collectible; accordingly, no allowance has been recorded.

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

COMMISSIONS REVENUE AND EXPENSES - Commission revenue and the corresponding expense are recorded on a trade-date basis. The Company receives commissions on securities transactions sold by its registered representatives. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the registered representatives based on a formal commission payout schedule maintained with each representative and/or branch licensee.

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

STOCK OPTIONS - The Company accounts for its stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. If options are granted to employees for services and other consideration with an exercise price below the fair market value of the common stock on the date of grant, the difference between the fair market value and the exercise price is charged to either stock-based compensation expense (where the options are issued for services previously performed) or unearned stock compensation (where the options are issued for services to be performed in the future). Stock-based compensation expense and any amortization of unearned stock compensation related to employees is included in employee compensation and benefits in the accompanying statement of income and loss.

The Company accounts for its options issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 requires that options granted for services are to be recorded at fair market value at the date of grant, regardless of the exercise price of the options. The Company determines fair market value by using the Black-Scholes option pricing model. The fair market value is charged to stock-based compensation (where the options are issued for services previously performed) or unearned stock compensation (where the options are issued for services to be performed in the future). Stock-based compensation and any amortization of unearned stock compensation related to non-employees is included in professional expenses in the accompanying statements of income and loss.

Unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future and/or services for which future vesting requirements must be met. The Company amortizes any amounts recorded as unearned stock compensation on a pro-rata basis over the period in which the options are earned, which generally is the vesting period. Many of the Company’s registered representatives are independent, and are therefore considered non-employees by the Company for purposes of accounting for stock option activity.

FAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” require the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in FAS 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Statement of Financial Accounting Standards No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25.

INCOME/(LOSS) PER SHARE - Basic income/(loss) per share for the years ended December 31, 2004 and 2003 have been computed by dividing net income/(loss) (less preferred dividends of $21,000 in 2004) by the weighted average number of common shares outstanding. For the year ended December 31, 2004, the following table reflects the effect of dilutive options and warrants on basic and diluted earnings per share (“EPS”):

	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Net income	$180,716
Less preferred stock dividends	21,000

Income available to common stockholders	$159,716	28,176,935	$0.01

Effect of dilutive options and warrants	$—	3,304,574

Diluted EPS
Income available to common stockholders plus assumed conversions	$159,716	31,481,509	$0.01

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

For the year ended December 31, 2003, diluted income/(loss) per share is the same as basic, as the dilutive calculation would have either no or an anti-dilutive effect because of the net loss. The number of potentially dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2004 and 2003, totaled 4,077,380 and 11,477,026, respectively.

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

RECLASSIFICATIONS - Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net loss from 2003.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

Computer systems and software	$72,306
Equipment and furniture	6,000
Other	591

Total	78,897
Less: accumulated depreciation	(23,963)

Total property and equipment	$54,934

Depreciation expense was $16,190 and $29,951 for the years ended December 31, 2004 and 2003, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2004:

Accounts payable	$465,397
Accrued expenses and other accrued liabilities	243,117
Accrued wages and other	87,027

$795,541

NOTE 4 - ACQUISITION

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the “Branch”). The Branch was an affiliated retail branch office of Wachovia Securities Financial Network, Inc. (“Wachovia”), with approximately 30 registered representatives conducting retail brokerage business. The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price contemplated the signing of a registered representative agreement with each of the registered representatives. Substantially all of the registered representatives had signed agreements with the Company. The purchase price approximated the unamortized outstanding balance of sign-on bonuses paid by Wachovia to the registered representatives, which bonuses are subject to reimbursement by the representatives in an amount equal to the unamortized outstanding balance if the representative leaves before the designated date. The purchase price is being paid by Summit in equal monthly payments over the four-year period commencing January 2003. The continuous employment of all of the representatives is not guaranteed; however, for representatives who do not maintain employment with the Company through the entire two year period ending January 2, 2005, a pro-rata adjustment to the purchase price for the remaining non-employed period will be made.

In general, upon a registered representative’s leaving the Company prior to January 2, 2005, Wachovia, not the Company, retains the right to reclaim the unamortized portion of the original bonuses paid to the representatives. Management believes that the acquisition has expanded its market presence and overall customer base. In accordance with Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the results of operations of the Branch have been included in the Company’s financial statements from the date of acquisition. Based upon management’s estimates, the purchase price, including transaction costs, has been allocated as follows: Customer list - $1,142,000; Goodwill - $532,000; Equipment - $6,000; imputed interest - $176,000. Customer list is being amortized over its estimated beneficial life of six years. Amortization of customer list for the years ended December 31, 2004 and 2003 was approximately $183,000 and $190,000, respectively. Imputed interest is presented as a discount on the note payable and is being amortized over the life of the loan, at 5.25%, using the effective-interest method. Amortization of imputed interest for the years ended December 31, 2004 and 2003 was $54,000 and $77,000, respectively. As of the date of the acquisition, there were no contingent considerations that needed to be recorded in accordance with SFAS No. 141. The Company anticipates this goodwill to be fully deductible for tax purposes over fifteen years.

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” the customer list and goodwill are reviewed for impairment, with the Company recording such adjustments, if any, that are deemed appropriate.

NOTE 5 - COMMON STOCK

In July 2000, the Company established the 2000 Incentive Compensation Plan (the “Plan”). The terms of the Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company’s performance.

On October 14, 2002, the Company approved the Common Stock Private Offering (the “Offering”), which consisted of a private placement of up to 20,000,000 shares of its common stock to accredited investors at a purchase price of $0.25 per share. During the year ended December 31, 2003, the Company issued 3,840,000 shares of common stock related to the Offering for $960,000. The Company also authorized the issuance of up to 2,000,000 common stock purchase warrants to selling broker-dealers in the Offering. These warrants have an exercise price per share equal to $0.30 and vest immediately upon issuance. During the year ended December 31, 2003, the Company also issued 548,000 warrants which were fair valued in accordance with FAS123 at approximately $329,000. The entire $329,000 is considered offering costs and was charged against additional paid-in capital, which resulted in no net effect to equity. Additionally, other offering costs of $81,651 were charged against paid-in capital in 2003. The Company closed the Offering on March 18, 2003. In connection with the Offering, the

NOTE 5 – COMMON STOCK (Continued)

Company issued a total of 12,040,000 shares of common stock and 1,078,000 common stock purchase warrants.

On April 11, 2003, the Company consummated, in a separate transaction, the sale of 4,000,000 shares of its common stock for gross proceeds of $1,000,000. As part of the agreement, the Company’s principal shareholder, chairman and chief executive officer (the “Principal Shareholder”) entered into a Co-Sale and Voting Agreement (“Agreement”) which contains certain provisions, among other corporate matters, under which he: (i) grants to the purchaser certain “tag-a-long” rights upon a sale of common stock by the Principal Shareholder, and (ii) agreed to vote his shares in favor of a nominee director designated by the purchaser. “Tag-a-Long” rights, as defined within the Agreement, allow the purchaser, in its discretion, to participate in any sale, transfer or other disposition of any shares of common stock by the principal shareholder, his family members or entities they control, on the same terms and conditions as their sale. The number of shares the purchaser would be able to include in the sale is subject to a formula set forth in the Agreement. The Agreement terminates when the purchaser no longer owns 2,000,000 of the 4,000,000 shares purchased in April 2003 (as adjusted for stock split, dividends, recapitalizations and similar events). The Agreement may also be terminated upon the closing of a public offering of the Company’s securities resulting in net proceeds to the Company of $20,000,000 at a per share price of at least $2.50 (as adjusted for stock splits, dividends, recapitalizations and the like).

In connection with the April 11, 2003 sale of common stock, the Company issued as a finders fee (i) 80,000 shares of common stock and (ii) a warrant entitling the holder to purchase 400,000 shares of common stock at a exercise price of $0.30. The common stock and warrants are considered offering costs and were charged against additional paid-in capital, which resulted in no net effect to equity. Additionally, other offering costs incurred related to the issuance of these shares amounted to $114,842 and were charged against paid-in capital.

On October 29, 2003, 50,709 shares of common stock were issued to outside consultants for services performed for the Company. The Company recorded $29,016 of stock-based compensation expense in professional fees in the statement of loss. The $29,016 represents the fair market value of the stock at the date of issuance.

During 2004, the Company issued a total of 39,219 shares of stock for services, of which 18,810 shares were issued to a provider of professional services, with the balance, or 20,409 shares, being issued to one current and one former employee. In connection with the issuance of the shares to the provider of professional services, the Company has recorded an expense of $7,518, which amount is included in Professional Fees in the accompanying Statement of Income and Loss. The shares issued to the current and former employee have been reflected as Employee Compensation and Benefits in the aggregate amount of $5,410 in the accompanying Statement of Income and Loss.

NOTE 6 - PREFERRED STOCK

On March 27, 2002, the Company amended its Articles of Incorporation to reduce the preferred stock, par value $0.0001 per share, from 5,000,000 authorized shares to 150,000. During the year ended December 31, 2001, the Company issued 125,000 shares of 12% cumulative convertible preferred stock for $125,000. The number of shares of common stock which may be issued in respect of the shares of preferred stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A 12% Convertible Preferred Stock being converted multiplied by 115% of the subscription price, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the convertible preferred stock were converted as of December 31, 2004 were

NOTE 6 – PREFERRED STOCK (Continued)

143,750. All such preferred stock is non-voting stock. The holders of Series A 12% Convertible Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During the year ended December 31, 2004, $21,000 in cash dividends were paid. As of December 31, 2004, undeclared dividends in arrears approximated $17,300. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of preferred shares. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7 - TREASURY STOCK

Treasury stock is reflected at cost, and consists of 14,912 and 42,066 shares of common stock at December 31, 2004 and 2003, respectively.

NOTE 8 - STOCK OPTIONS AND WARRANTS

As part of the Branch acquisition (see Note 4) approximately $548,000 of unearned stock compensation was recorded which related to the issuance of options to acquire 1,566,353 shares of common stock at an exercise price of $0.60 per share. The approximate $548,000 of unearned compensation was determined based upon the fair market value of the Company’s stock at the date of grant.

During 2004, the Company issued 394,055 options to non-employees with a fair market value of approximately $89,000, all of which was recorded as unearned stock based compensation. During that same period of time, the Company also reduced by approximately $7,000 unearned stock based compensation attributable to non-employees whose relationships with the Company were terminated in 2004. For the years ended December 31, 2004 and 2003, amortization of unearned stock based compensation expense related to non-employees was $78,037 and $119,992, respectively. During 2004 and 2003, the Company issued 1,349,325 and 3,037,709 options to employees which were recorded at their intrinsic value of $-0- and $615,724, respectively. For the years ended December 31, 2004 and 2003, amortization of unearned stock based compensation expense related to employees was $104,676 and $194,716, respectively.

Certain non-employees and employees discontinued providing services or employment with the Company for which unearned compensation was being expensed. The Company’s policy states that upon disengagement with the Company, all vested options must be exercised within 90 days or the options become forfeited. If the options are forfeited for which expense has been previously recorded, the Company recaptures the expense in the current period. For the year ended December 31, 2004, options covering 19,558 shares were forfeited and $2,242 of amortization expense was recaptured for non-employees. For the year ended December 31, 2004, options covering 242,131 shares were forfeited and $20,725 of amortization expense was recaptured for employees.

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

Stock option activity during 2004 and 2003, was as follows:

	Number of Options	Weighted average Exercise Price
Outstanding at December 31, 2002	9,872,159	$0.56

Granted	3,452,152	$0.55
Forfeited	(1,971,192)	$1.16

Outstanding at December 31, 2003	11,353,119	$0.45

Granted	1,743,379	$0.40
Forfeited	(903,842)	$1.20

Outstanding at December 31, 2004	12,192,656	$0.39

Shares exercisable at December 31, 2004	7,435,855	$0.32

The range of exercise prices for options and warrants outstanding at December 31, 2004 was $0.10 to $2.50. The following table summarizes information about options outstanding at December 31, 2004:

	Outstanding Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10 - $0.25	6,100,000	3.0	$0.24
$0.34 - $0.50	4,070,458	7.0	$0.43
$0.51 - $0.80	1,795,008	5.9	$0.64
$1.00 - $2.50	227,190	6.4	$1.80

	12,192,656		$0.39

	Exercisable Options
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price
$0.10 - $0.25	6,100,000		$0.24
$0.34 - $0.50	1,002,792		$0.48
$0.51 - $0.80	158,813		$0.71
$1.00 - $2.50	174,250		$1.87

	7,435,855		$0.32

As of December 31, 2004, the Company had a total of 1,478,000 warrants outstanding for the purchase of the Company’s common stock at an exercise price of $.30 per share. These warrants expire in March and April 2007.

NOTE 8 - STOCK OPTIONS AND WARRANTS (Continued)

The Company accounts for its options and warrants according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and follows the disclosure provisions of FAS 123. Accordingly, if options or warrants are granted to employees for services and other consideration with an exercise price below the fair market value of the common stock on the date of the grant, the difference between the exercise price and the fair market value is charged to operations and/or unearned stock compensation. For the years ended December 31, 2004 and 2003, $-0- and $45,000, respectively, were charged to employee compensation for which the exercise price was below the fair market value at the date of grant. The fair value of the options and warrants granted during the fiscal years ended December 31, 2004 and 2003, reported below, has been estimated at the dates of grant using the Black-Scholes Option Valuation Model with the following assumptions:

	2004	2003
Expected life (in years)	1.0 – 10.0	1.0 – 10.0
Risk-free interest rate	6.0%	5.0%
Volatility	48%	207%
Dividend yield	0.0%	0.0%

The Black-Scholes Option Valuation Model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the options’ and warrants’ vesting periods. The Company’s pro forma information is as follows:

	2004	2003
Net income/(loss), as reported	$180,716	$(1,244,410)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(305,421)	(309,333)

	$(124,705)	$(1,553,743)

Income/(loss) per share:
Basic - as reported	$0.01	$(0.05)

Diluted – as reported	$0.01	$(0.05)

Basic – pro-forma	$(0.00)	$(0.06)

Diluted - pro forma	$(0.00)	$(0.06)

The effects on pro forma disclosures of applying FAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases office space under an operating lease. The Company occupies approximately 13,000 square feet of office space in three locations within the same building in Boca Raton, Florida, all of which space was previously occupied by Wachovia. On August 8, 2003, the Company entered into a sublease agreement with Wachovia Bank, an affiliated entity of Wachovia, wherein the parties agreed to the following: (1) with respect to approximately 5,500 square feet of space, the Company leased such space until January 2004 at the rate of $12,542 per month; and (2) the Company will with respect to approximately 7,500 square feet, lease such space until January 2005 at the rate of $19,332 per month.

On June 25, 2003, the Company entered into long-term leases with the owner of the building for those spaces occupying the approximately 5,500 square feet, which leases took or will take effect upon termination of the sublease agreements. These leases, which will expire on January 31, 2009, provide for base monthly rent in the amount of $9,156, plus the Company’s pro-rata share of the common area expenses.

The future minimum rental payments due under these operating leases are as follows:

YEAR ENDED	AMOUNT
2005	$149,000
2006	$132,000
2007	$135,000
2008	$129,000
2009	$10,000
Thereafter	$-0-

Total rent expense, including month-to-month leases, for the years ending December 31, 2004 and 2003 was $426,500 and $450,835, respectively.

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

NOTE 10 - INCOME TAXES

Due to the net operating losses and valuation allowance, there was no provision for either federal or state income taxes for the years ended December 31, 2004 and 2003.

Deferred tax assets and their approximate tax effect totaled $957,000 at December 31, 2004. The significant components of the deferred tax assets were comprised of net operating losses of approximately $716,000, amortization of stock compensation of approximately $153,000, and allowances and other items aggregating approximately $88,000 for the year ended December 31, 2004.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset.

NOTE 10 – INCOME TAXES (Continued)

The valuation allowance increased approximately $44,000 for the year ended December 31, 2004.

The Company has net operating loss carryforwards of approximately $3,580,000 for federal and state income tax purposes. These loss carryforwards expire in various years through 2023. The utilization of the Company’s net operating loss carryforwards may be severely limited under Sec. 382 of the Internal Revenue Code in the event that a change of ownership has occurred.

The Company’s effective tax rate differs from the statutory federal income tax rate due to the following:

	December 31,
	2004	2003
Tax at statutory rate	34%	34%

Increase (decrease) resulting from:
Effect of reducing federal corporate tax rate to the lowest tax bracket due to recurring losses incurred by the Company	-19%	-19%
Effect of state income tax	5%	5%
Effect of non-deductibility of amortization of intangibles	-7%	-6%
Effect of other items	-13%	-14%

Effective tax rate	—	—

NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and commissions receivable. The Company places its temporary cash investments with financial institutions.

All financial instruments are carried at amounts that approximate fair value because of the short maturity of these instruments.

NOTE 12 - RELATED-PARTY TRANSACTIONS

There were no related party transactions during 2004. During 2003, the Company paid rent of approximately $44,102 to a related company owned by an individual who was an officer and is a shareholder of the Company. The related company owned one of the buildings the Company leased. The lease was terminated as of August 31, 2003.

NOTE 13 - NET CAPITAL REQUIREMENT

SBS is a “Fully Disclosed Broker-Dealer.” SBS does not carry customer accounts and does not accept customer funds or securities. Instead, it has entered into a “clearing agreement” with a clearing broker and has fully disclosed all of its customer accounts to this broker.

SBS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. Under the Rule, SBS is required to maintain at least $250,000 in net capital. The rule also requires that SBS’s ratio of aggregate indebtedness to net capital not exceed 15 to 1.

NOTE 13– NET CAPITAL REQUIREMENT (Continued)

At December 31, 2004, SBS had net capital of $503,000 and its aggregate indebtedness to net capital ratio was 5.9 to 1.

NOTE 14 - OFF BALANCE SHEET RISK

Included in the Company’s clearing agreement with its clearing broker is an indemnification clause. This clause relates to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing broker to the extent of the net loss on the unsettled trade. At December 31, 2004, management of the Company had not been notified by the clearing broker, nor were they otherwise aware, of any potential losses relating to this indemnification.

EXHIBIT INDEX

Number	Name

10.4	Employment Agreement between the Registrant and Marshall T. Leeds, effective July 19, 2004

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002