Form 10QSB
period 2005-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2005-05-16
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 1, 2005
Common Stock Par value $0.0001 per share	28,195,080

Transitional Small Business Disclosure Format    ☐  Yes    ☒  No

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004 (file no. 0-29337).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

March 31, 2005 (Unaudited)

ASSETS
Cash and cash equivalents	$2,821,221
Deposit held at clearing broker	76,266
Securities owned	3,210
Commissions receivable	1,068,848
Prepaid expenses	150,962
Other receivables, net	162,483
Goodwill & customer list, net	1,175,368
Property and equipment at cost, less accumulated depreciation of $28,209	54,254

TOTAL ASSETS	$5,512,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$566,923
Accrued commission expense	979,462
Note payable, net	857,466

TOTAL LIABILITIES	2,403,851

STOCKHOLDERS’ EQUITY
Preferred stock, 150,000 authorized shares designated as Series A 12% cumulative convertible; par value $0.0001 per share; 125,000 Series A issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 60,000,000 shares; 28,209,992 issued and 28,195,080 outstanding	2,821
Additional paid-in capital	8,875,842
Unearned stock compensation	(420,099)
Treasury stock (at cost)	(10,884)
Accumulated deficit	(5,338,932)

TOTAL STOCKHOLDERS’ EQUITY	3,108,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,512,612

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$4,415,726	$4,789,757
Interest and dividends	165,687	132,919
Other	82,339	97,112

	4,663,752	5,019,788

EXPENSES
Commissions and clearing costs	3,449,065	3,857,671
Employee compensation and benefits	656,005	604,128
Occupancy and equipment	114,588	111,489
Communications	84,947	95,556
Professional expenses	121,191	114,393
Depreciation and amortization	49,222	52,352
Other operating expenses	96,873	118,702

	4,571,891	4,954,291

NET INCOME BEFORE INCOME TAXES	91,861	65,497

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$91,861	$65,497

BASIC EARNINGS PER SHARE	$0.00	$0.00

DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,195,080	28,139,016

DILUTED	29,976,958	30,521,067

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$91,861	$65,497
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	4,246	4,771
Stock based compensation / consultant expenses, net	32,723	30,183
Amortization of customer list and imputed interest	55,693	61,558
Changes in:
Deposit held at clearing broker	(106)	(11)
Commissions receivable	(789,859)	(553,001)
Other receivables	1,165	51,989
Prepaid expenses and other	119,243	(11,151)
Securities owned	(150)	255
Accounts payable and accrued expenses	(231,618)	18,690
Accrued commission expense	55,230	233,019

Net cash used by operating activities	(661,572)	(98,201)

Cash flows from investing activities
Purchase of property and equipment	(3,566)	(1,513)

Net cash used by investing activities	(3,566)	(1,513)

Cash flows from financing activities
Payment of preferred stock dividend	(6,000)	(3,000)
Payments on debt obligations	—	(114,284)

Net cash used by financing activities	(6,000)	(117,284)

Net decrease in cash and cash equivalents	(671,138)	(216,998)

Cash and cash equivalents at beginning of period	3,492,359	3,111,117

Cash and cash equivalents at end of period	$2,821,221	$2,894,119

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 - GENERAL

The condensed consolidated financial statements for the three-month periods ended March 31, 2005 and March 31, 2004 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

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

NOTE 2 - STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of stock options calculated using the treasury stock method and the number of issuable shares upon the conversion of preferred stock.

As of March 31, 2005, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 13.5 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for approximately 7.6 million shares only, since the options and warrants for the remaining approximately 6.0 million shares are either non- or anti-dilutive, as are the shares issuable upon conversion of the preferred stock.

Preferred stock dividends in arrears as of March 31, 2005 approximated $15,000.

Stock-Based Awards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides companies alternative methods of transitioning to the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to account for stock-based employee compensation. SFAS No. 148 also requires certain disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. The Company has not adopted fair value accounting for its employee stock options. During the three-month period ended March 31, 2005, the Company issued, or committed to issue, options entitling the holders thereof to purchase up to approximately 100,000 shares of common stock at exercise prices ranging from $0.32 to $0.70 per share.

The Company currently accounts for stock-based employee compensation using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company accounts for stock-based compensation of non-employees using the fair market value method under the provisions of SFAS No. 123. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent registered representatives, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method for options issued to employees make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company uses the Black-Scholes option pricing model to estimate the fair value of these options. The effects of applying SFAS No. 123 during the periods ended March 31, 2005 and 2004 are as follows:

	For The Three Months Ended March 31,
	2005	2004
Net income as reported:	$91,861	$65,497
Deduct: Additional stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(62,373)	(72,215)

Pro forma net income (loss)	$29,538	$(6,718)

Net earnings (loss) per share:
Basic and diluted – as reported	$0.00	$0.00

Basic and diluted – pro forma	$0.00	$(0.00)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models (including Black-Scholes) do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

NOTE 3 – INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the three months ended March 31, 2005 of approximately $20,000, fully offset by the use of an equal portion of the Company’s net operating loss carryforward.

NOTE 4 - NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2005, Summit Brokerage had net capital of $542,451, which was $292,451 in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.50 to 1 at March 31, 2005.

The Company’s computation of Summit Brokerage’s net capital at March 31, 2005 reflects the determination of the SEC in January 2005 that the unamortized amount of the note payable in connection with the Company’s acquisition of the Boca Branch (the “Boca Note”) should not be added back to the net capital of Summit Brokerage for purposes of SEC Rule 15c3-1 computations. For periods ended prior to December 31, 2004, the Company’s practice had been to include the Boca Note as an addition to net capital, based upon the Company’s belief that the Boca Note is in legal substance an obligation of a subsidiary of Summit Brokerage containing no provision giving the holder of the Boca Note recourse against Summit Brokerage. The Company was not required to restate net capital for any prior period.

NOTE 5 - CONTINGENCIES

The Company is a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses, which could result from these matters. Management believes that the range of potential net losses resulting from these proceedings in excess of the accrued amount, if any, will not be material to the Company’s financial position or results of operations.

NOTE 6 - OTHER

The Company’s Condensed Consolidated Statements of Cash Flows do not include certain non-cash reductions to the note payable incurred in connection with its acquisition in 2003 of a branch from Wachovia Securities (the “Boca Branch”). Pursuant to the terms of the acquisition, the Company may, under certain circumstances, reduce the carrying value of the note should certain registered representatives cease working for the Company. During the period ended March 31, 2005, there were no such reductions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month periods ended March 31, 2005 and 2004 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

The Company is a Florida-based financial services holding company that provides, through our Summit Brokerage Services, Inc. (“Summit Brokerage”) operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, through its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary and related entities. Through its registered investment advisor subsidiary, Summit Financial Group, Inc. (“SFG”), Summit Brokerage provides asset management services.

Effective March 2, 2004, we reorganized into a holding company structure (the “Reorganization”), whereby Summit Brokerage became the Company’s wholly-owned subsidiary, and the Company became the parent of Summit Brokerage and the successor reporting company under the Exchange Act. Prior to the Reorganization, the common stock of Summit Brokerage was registered under Section 12(b) of the Exchange Act. Upon the consummation of the Reorganization, the Company’s common stock was automatically deemed registered under Section 12(b) of the Exchange Act pursuant to Rule 12g-3(a) of the Exchange Act, and the Company succeeded to Summit Brokerage as the reporting company under the Exchange Act. The Company’s common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol “SFNS” on March 2, 2004.

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

Our registered representatives offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts.

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. Summit Brokerage is licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Our registered investment advisor, SFG, is licensed to conduct business in 29 states.

Summit Brokerage is a fully-disclosed broker dealer, and therefore relies on its clearing firm to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Additionally, because the clearing firm provides us with access to many other financial products and services that we would not otherwise be able to offer, we are able to provide our clients with products and services comparable to much larger brokerage firms. In exchange for providing these services, the clearing firm typically charges us a fee every time they effect a transaction on behalf of the firm or its clients. We have a clearing arrangement with First Clearing, LLC (a subsidiary of Wachovia Corporation).

Although we reported a profit for both the three-month periods ended March 31, 2005 and 2004, as well as for the year ended December 31, 2004, we have a history of operating losses. We believe our improved performance, when compared with our results for comparable prior periods, is due primarily to the addition of higher producing registered representatives, as well as the reduction of certain costs. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, our revenues may suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

Our business plan is focused primarily on increasing our network of affiliated registered representatives, which may permit the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring registered representatives as in-house employees. As was the case with the Boca Branch, however, we will opportunistically evaluate acquisitions, including those that would result in registered representatives in acquired branches becoming employees of Summit Brokerage.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended March 31, 2005 (the “2005 Quarter”) and the comparable period in the prior year (the “2004 Quarter”).

Comparison of Three Months Ended March 31, 2005 and March 31, 2004

Revenue:

Commission revenue of approximately $4.4 million for the 2005 Quarter represents a decrease of approximately $400,000, or 8%, when compared to commission revenue of approximately $4.8 million for the 2004 Quarter. Although we added several higher-producing registered representatives during the 2005 Quarter, the commissions generated by such new persons were not sufficient to offset the elevated level of commissions in the 2004 Quarter resulting from better market conditions.

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

Expenses:

Commission and clearing costs decreased to approximately $3.4 million during the 2005 Quarter, which represents a decline of approximately $400,000, or 11%, when compared with the approximately $3.9 million reported for the 2004 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenues rise and fall. Commissions and clearing costs, as a percentage of commission revenues, decreased in the 2005 Quarter to 78% from 80% in the 2004 Quarter, which change was primarily attributable to a decline in certain transaction costs. Furthermore, because we pay our independent registered representatives at a higher rate than we pay the employee registered representatives in the Boca Branch, fluctuations in the relative percentage of total commissions generated by the independent network will generally result in similar fluctuations in the ratio of commission expense and clearing costs to commission revenues.

Employee compensation and benefits increased by approximately $52,000 to approximately $656,000 during the 2005 Quarter, or an approximate increase of 9% when compared with the approximately $604,000 reported for the 2004 Quarter. This increase was due primarily to an increase in both salaries and benefit costs, including health insurance premiums. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2005 Quarter, a total of $24,000 of such expenses related to the amortization of unearned stock compensation. For the 2004 Quarter, we expensed a total of approximately $12,000 related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2005 Quarter and 2004 Quarter did not significantly vary.

Professional expenses increased by $7,000, or 6%, from approximately $114,000 during the 2004 Quarter to approximately $121,000 during the 2005 Quarter. During the 2005 Quarter, the Company benefited from a significant reduction in legal fees, which reduction was offset by an increase in certain contractual recruiting costs. Professional expenses for the 2005 Quarter also include approximately $9,000 attributable to the net amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $18,000 recorded for the 2004 Quarter.

Communications costs decreased by approximately $11,000, or 11%, to approximately $85,000 in the 2005 Quarter from $96,000 in the 2004 Quarter. The reduction in communications costs between the 2005 Quarter and the 2004 Quarter is due to the absence in the 2005 Quarter of certain costs associated with the clearing firm agreement between Summit Brokerage and RBC Dain Correspondent Services (a division of RBC Dain Rauscher Incorporated), which was terminated on November 30, 2004.

Other operating expenses decreased by approximately $22,000, or 18%, to approximately $97,000 during the 2005 Quarter versus approximately $119,000 for the 2004 Quarter. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2005 Quarter, other operating expenses decreased from amounts reported in the 2004 Quarter primarily as a result of, among other things, a decrease in certain costs associated with being public.

Net Income:

For the 2005 Quarter, we generated net income of approximately $92,000, or $0.00 per basic and diluted share, as compared to the net income reported for the 2004 Quarter of approximately $65,000, or $0.00 per basic and diluted share. Although our commissions revenues declined during the 2005 Quarter when compared to the 2004 Quarter, our results benefited significantly from a reduction in certain transaction processing costs. Our results also benefited from an increase in revenues from interest and dividends, which increase helped offset a reduction in revenues from other income.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $662,000 during the 2005 Quarter, compared to net cash used of approximately $98,000 for the 2004 Quarter. The increase in cash used by operating activities in the 2005 Quarter, compared to the 2004 Quarter, was due largely to an increase of approximately $790,000 in commissions receivable during the 2005 Quarter, versus approximately $553,000 during the 2004 Quarter. Cash flows from operating activities were also negatively impacted by a decrease in accounts payable and accrued expenses during the 2005 Quarter of approximately $232,000, versus an increase of approximately $19,000 during the 2004 Quarter. In addition, an increase in accrued commission expense contributed only approximately $55,000 to the Company’s cash flows from operating activities in the 2005 Quarter, versus a contribution of more than $233,000 in the 2004 Quarter. These factors were only partially offset by the increase in net income during the 2005 Quarter compared to the 2004 Quarter, and by a cash contribution of more than $119,000 due to an increase in prepaid expenses and other during the 2005 Quarter, versus a decrease in prepaid expenses and other of approximately $11,000 during the 2004 Quarter.

Cash and cash equivalents decreased during the 2005 Quarter by approximately $670,000 to approximately $2,820,000. This decrease was due almost entirely to the increase in cash used by operations as previously described.

During the 2005 Quarter, we purchased approximately $4,000 of property and equipment, which amount was $2,000 more than the approximately $2,000 purchased during the 2004 Quarter. The Company does not project material capital expenditures over the next twelve months.

Financing activities used cash of $6,000 during the 2005 Quarter, all of which related to the payment of dividends on our preferred stock.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Number	Name
2.1	Merger Agreement by and among the Registrant, Summit Brokerage Services, Inc. and Summit Transitory Sub, Inc. dated July 17, 2003 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (2)

10.1	2000 Incentive Compensation Plan, as amended (8)

10.2	Stock Purchase Agreement by and among the Summit Brokerage Services, Inc., Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)

10.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (3)

10.4	Employment Agreement between the Registrant and Marshall T. Leeds effective July 19, 2004 (9)

10.5	Shareholders’ Voting Agreement and Irrevocable Proxy by and among Summit Brokerage Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002.(4)

10.6.1	Commercial Lease between Summit Brokerage Services, Inc. and First America Living Trust, dated May 22, 2002 (4)

10.6.2	Employment Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (4)

10.6.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.6.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.7	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (5)

10.8	Form of Warrants dated effective March 19, 2003 (6)

10.9	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective March 19, 2003 (8)

10.10	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective April 11, 2003 (8)

10.11	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.12	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)

10.13	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.14	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on September 15, 2003, File No. 333-108818

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(3)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(6)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(7)	Incorporated by reference to the Form 8-K filed on April. 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.
(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.

[Signature Page Follows]

SUMMIT FINANCIAL SERVICES GROUP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2005	Summit Financial Services Group, Inc. (Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2005	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002