Form 10QSB
period 2005-06-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2005-08-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 12, 2005
Common Stock Par value $0.0001 per share	28,210,075

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

June 30, 2005 (Unaudited)

ASSETS
Cash and cash equivalents	$3,171,054
Deposit held at clearing broker	25,493
Securities owned	5,658
Commissions receivable	522,949
Prepaid expenses	177,474
Other receivables, net	371,426
Goodwill & customer list, net	1,130,392
Property and equipment at cost, less accumulated depreciation of $28,209	53,098

TOTAL ASSETS	$5,457,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$566,694
Accrued commission expense	1,071,948
Note payable, net	697,728

TOTAL LIABILITIES	2,336,370

STOCKHOLDERS’ EQUITY
Preferred stock, 150,000 authorized shares designated as Series A 12% cumulative convertible; par value $0.0001 per share; 125,000 Series A issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 60,000,000 shares; 28,224,987 issued and 28,210,075 outstanding	2,821
Additional paid-in capital	8,842,554
Unearned stock compensation	(356,078)
Treasury stock (at cost)	(10,884)
Accumulated deficit	(5,357,252)

TOTAL STOCKHOLDERS’ EQUITY	3,121,174

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,457,544

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Loss

	For The Three Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$5,143,052	$3,833,107
Interest and dividends	187,300	144,648
Other	51,355	59,239

	5,381,707	4,036,994

EXPENSES
Commissions and clearing costs	4,140,519	2,999,013
Employee compensation and benefits	736,726	578,397
Occupancy and equipment	114,136	120,784
Communications	81,431	105,579
Professional expenses	125,076	152,530
Depreciation and amortization	49,373	51,280
Other operating expenses	152,767	74,667

	5,400,028	4,082,250

NET LOSS BEFORE INCOME TAXES	(18,321)	(45,256)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(18,321)	$(45,256)

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,198,540	28,178,167

DILUTED	28,198,540	28,178,167

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$9,575,594	$8,622,864
Interest and dividends	352,987	277,567
Other	129,752	156,351

	10,058,333	9,056,782

EXPENSES
Commissions and clearing costs	7,602,457	6,856,684
Employee compensation and benefits	1,392,731	1,182,525
Occupancy and equipment	228,724	232,274
Communications	166,378	201,135
Professional expenses	246,128	266,923
Depreciation and amortization	98,595	103,632
Other operating expenses	249,780	193,368

	9,984,793	9,036,541

NET INCOME BEFORE INCOME TAXES	73,540	20,241
PROVISION FOR INCOME TAXES	—	—

NET INCOME	$73,540	$20,241

BASIC EARNINGS PER SHARE	$0.00	$0.00

DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,196,820	28,158,591

DILUTED	30,002,949	28,520,660

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$73,540	$20,241
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	8,643	8,470
Stock based compensation / consultant expenses, net	63,453	85,468
Amortization of customer list and imputed interest	110,189	123,362
Changes in:
Deposit held at clearing broker	50,667	(24)
Commissions receivable	(243,959)	(259,415)
Other receivables	(207,778)	62,188
Prepaid expenses and other	92,731	(55,512)
Securities owned	(2,598)	945
Accounts payable and accrued expenses	(228,843)	(28,488)
Accrued commission expense	147,715	62,512

Net cash used by operating activities	(136,240)	(18,676)

Cash flows from investing activities
Purchase of property and equipment	(6,808)	(3,249)
Proceeds from disposition of assets	—	3,442

Net cash used/provided by investing activities	(6,808)	193

Cash flows from financing activities
Payment of preferred stock dividend	(9,000)	(12,000)
Payments on debt obligations	(169,257)	(203,964)

Net cash used by financing activities	(178,257)	(215,964)

Net decrease in cash and cash equivalents	(321,305)	(197,095)
Cash and cash equivalents at beginning of period	3,492,359	3,111,117

Cash and cash equivalents at end of period	$3,171,054	$2,914,022

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2005

NOTE 1—GENERAL

The condensed consolidated financial statements for the six-month periods ended June 30, 2005 and June 30, 2004 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

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

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of stock options calculated using the treasury stock method and the number of issuable shares upon the conversion of preferred stock if the effect of such conversion is dilutive.

As of June 30, 2005, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 13.4 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for approximately 7.6 million shares only, since the options and warrants for the remaining approximately 6.0 million shares are either non- or anti-dilutive, as are the shares issuable upon conversion of the preferred stock.

Preferred stock dividends in arrears as of June 30, 2005 approximated $16,000.

Stock-Based Awards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides companies alternative methods of transitioning to the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to account for stock-based employee compensation. SFAS No. 148 also requires certain disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. The Company has not adopted fair value accounting for its employee stock options. During the three-month period ended June 30, 2005, the Company issued, or committed to issue, options entitling the holders thereof to purchase up to 165,000 shares of common stock at exercise prices ranging from $0.33 to $0.50 per share.

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

Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method for options issued to employees make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company uses the Black-Scholes option pricing model to estimate the fair value of these options. The effects of applying SFAS No. 123 during the periods ended June 30, 2005 and 2004 are as follows:

	3 Months Ended		6 Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss) as reported:	$(18,321)	$(45,256)	$73,540	$20,241
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(74,541)	(6,688)	(136,913)	(78,903)

Pro forma net loss	$(92,862)	$(51,944)	$(63,373)	$(58,622)

Net income (loss) per share:
Basic and diluted – as reported	$(0.00)	$(0.00)	$0.00	$0.00

Basic and diluted – pro forma	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

NOTE 3—INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the six months ended June 30, 2005 of approximately $23,000, fully offset by the use of an equal portion of the Company’s net operating loss carryforward.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2005, Summit Brokerage had net capital of $1,075,609, which was $825,609 in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 2.25 to 1 at June 30, 2005.

The Company’s computation of Summit Brokerage’s net capital at June 30, 2005 reflects the determination of the SEC in January 2005 that the unamortized amount of the note payable in connection with the Company’s acquisition of the Boca Branch (the “Boca Note”) should not be added back to the net capital of Summit Brokerage for purposes of SEC Rule 15c3-1 computations. For periods ended prior to December 31, 2004, the Company’s practice had been to include the Boca Note as an addition to net capital, based upon the Company’s belief that the Boca Note is in legal substance an obligation of a subsidiary of Summit Brokerage containing no provision giving the holder of the Boca Note recourse against Summit Brokerage. The Company was not required to restate net capital for any prior period.

NOTE 5—CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and six-month periods ended June 30, 2005 and 2004 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

Summit Brokerage is a financial services firm that provides full service retail securities brokerage through its network of approximately 185 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Raton, Florida Branch (the “Boca Branch”), which we acquired from Wachovia Securities in January 2003, our approximately 80 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%—90%.

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

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. Summit Brokerage is licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Our registered investment advisor, SFG, is licensed to conduct business in 30 states.

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

Results of Operations

The following discussion relates to the results of operations for the three months and six months ended June 30, 2005 (the “2005 Quarter” and the “2005 Period”, respectively) and the comparable period in the prior year (the “2004 Quarter” and the “2004 Period”, respectively).

Comparison of Three Months Ended June 30, 2005 and June 30, 2004

Revenue:

Commission revenue of approximately $5.1 million for the 2005 Quarter represents an increase of approximately $1.3 million, or 34%, when compared to commission revenue of approximately $3.8 million for the 2004 Quarter. This increase in revenue was due primarily to the net addition of several registered representatives during that latter part of 2004 through the first half of 2005.

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

Expenses:

Commission and clearing costs increased to approximately $4.1 million during the 2005 Quarter, which represents an increase of approximately $1.1 million, when compared with the approximately $3.0 million reported for the 2004 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenues rise and fall. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2005 Quarter to 81% from 78% in the 2004 Quarter, which change was primarily attributable to an increase in the percentage of revenue derived from our independent registered representatives. Because we pay our independent registered representatives at a higher rate than we pay the employee registered representatives in the Boca Branch, fluctuations in the relative percentage of total commissions generated by the independent network will generally result in similar fluctuations in the ratio of commission expense and clearing costs to commission revenues.

Employee compensation and benefits increased by approximately $160,000 to approximately $740,000 during the 2005 Quarter, or an approximate increase of 27% when compared with the approximately $580,000 reported for the 2004 Quarter. This increase was due primarily to an increase in salary and other employee compensation-related expenses, including from the addition of new employees, as well as an increase in benefit costs. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2005 Quarter, a total of approximately $30,000 of such expenses related to the amortization of unearned stock compensation. For the 2004 Quarter, we expensed a total of approximately $35,000, of which approximately $30,000 related to the amortization of unearned stock compensation.

Occupancy and equipment costs decreased by approximately $7,000, or 6%, to approximately $114,000 in the 2005 Quarter from approximately $121,000 in the 2004 Quarter. This decrease was due principally to certain rent concessions obtained by the Company in connection with the extension of certain leases, which amounts are being amortized over the life of the lease.

Communications costs decreased by approximately $24,000, or 23%, to approximately $81,000 in the 2005 Quarter from approximately $106,000 in the 2004 Quarter. The reduction in communications costs between the 2005 Quarter and the 2004 Quarter is due to an increase in the amount we receive as reimbursement for such costs, as well as the absence in the 2005 Quarter of certain costs associated with the clearing firm agreement between Summit Brokerage and RBC Dain Correspondent Services (a division of RBC Dain Rauscher Incorporated), which was terminated on November 30, 2004.

Professional expenses decreased by approximately $27,000, or 18%, from approximately $152,000 during the 2004 Quarter to approximately $125,000 during the 2005 Quarter. During the 2005 Quarter, the Company benefited from a significant reduction in legal and accounting fees, which reduction was offset by an increase in certain contractual recruiting costs. Professional expenses for the 2005 Quarter also include approximately $1,000 attributable to the net amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $20,000 recorded for the 2004 Quarter.

Other operating expenses increased by approximately $78,000, or 105%, to approximately $153,000 during the 2005 Quarter versus approximately $75,000 for the 2004 Quarter. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2005 Quarter, other operating expenses increased over amounts reported in the 2004 Quarter primarily as a result of, among other things, conference and meeting costs.

Net Income:

For the 2005 Quarter, we generated a net loss of approximately $18,000, or $0.00 per basic and diluted share, as compared to a net loss reported for the 2004 Quarter of approximately $45,000, or $0.00 per basic and diluted share. Although our commissions revenues increased during the 2005 Quarter when compared to the 2004 Quarter, our results were negatively impacted by an increase in operating costs related primarily to employee compensation and benefit costs, as well as other operating expenses.

Comparison of Six Months Ended June 30, 2005 and June 30, 2004

Revenue:

Commission revenue of approximately $9.58 million for the 2005 Period represents an increase of approximately $960,000, or 11%, when compared to commission revenue of approximately $8.62 million for the 2004 Period. This increase in revenue was due primarily to the net addition of several registered representatives during that latter part of 2004 through the first half of 2005.

In any Period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any Period, we may add or lose a significant number of registered representatives who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Expenses:

Commissions and clearing costs increased to approximately $7.6 million during the 2005 Period, which represents an increase of approximately $700,000, or 11%, when compared with the approximately $6.9 million reported for the 2004 Period. In general, commissions and clearing costs are directly related to commission revenues, and will typically increase or decrease proportionately as commission revenues rise and fall. Commissions and clearing costs, as a percentage of commission revenues, remained constant at approximately 79% during the 2005 Period and the 2004 Period.

Employee compensation and benefits increased by approximately $210,000 to approximately $1.39 million during the 2005 Period, or an approximate increase of 18% when compared with the approximately $1.18 million reported for the 2004 Period. This increase was due primarily to an increase in salary and other employee compensation-related expenses, including from the addition of new employees, as well as an increase in benefit costs. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2005 Period, a total of approximately $54,000 of such expenses related to the amortization of unearned stock compensation. For the 2004 Period, we expensed a total of approximately $42,000 related to the amortization of unearned stock compensation.

Occupancy and equipment costs decreased by approximately $3,000, or 2%, to approximately $229,000 in the 2005 Period from approximately $232,000 in the 2004 Period. This decrease was due principally to certain rent concessions obtained by the Company in connection with the extension of certain leases, which amounts are being amortized over the life of the lease.

Communications costs decreased by approximately $35,000, or 17%, to approximately $166,000 in the 2005 Period from approximately $201,000 in the 2004 Period. The reduction in communications costs between the 2005 Period and the 2004 Period is due to an increase in the amount we receive as reimbursement for such costs, as well as the absence in the 2005 Period of certain costs associated with the clearing firm agreement between Summit Brokerage and RBC Dain Correspondent Services (a division of RBC Dain Rauscher Incorporated), which was terminated on November 30, 2004.

Professional expenses decreased by approximately $21,000, or 8%, from approximately $267,000 during the 2004 Period to approximately $246,000 during the 2005 Period. During the 2005 Period, the Company benefited from a significant reduction in legal fees, which reduction was offset by an increase in certain contractual recruiting costs. Professional expenses for the 2005 Period also include approximately $9,000 attributable to the net amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with net amortization of unearned stock compensation of approximately $38,000 recorded for the 2004 Period.

Other operating expenses increased by approximately $56,000, or 29%, to approximately $250,000 during the 2005 Period versus approximately $193,000 for the 2004 Period. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2005 Period, other operating expenses increased over amounts reported in the 2004 Period primarily as a result of, among other things, conference and meeting costs, as well as an increase in training and education costs.

Net Income:

For the 2005 Period, we generated net income of approximately $74,000, or $0.00 per basic and diluted share, as compared to net income reported for the 2004 Period of approximately $20,000, or $0.00 per basic and diluted share. Although our commissions revenues increased during the 2005 Period when compared to the 2004 Period, our results were negatively impacted by an increase in operating costs related primarily to employee compensation and benefit costs, as well as other operating expenses.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $136,000 during the 2005 Period, compared to net cash used of approximately $19,000 for the 2004 Period. The increase in cash used by operating activities in the 2005 Period, compared to the 2004 Period, was due largely to an increase of approximately $270,000 in other receivables, as well as a decrease of approximately $200,000 in accounts payable. The uses of cash were partially offset, however, by increases in cash resulting from, among other things, a decrease in prepaid expenses of approximately $148,000, an increase in accrued commission expense of approximately $85,000, and the receipt by the Company of an approximately $50,000 deposit held by its prior clearing firm.

During the 2005 Period, we purchased approximately $7,000 of property and equipment, which amount was approximately $4,000 more than the approximately $3,000 purchased during the 2004 Period. The Company does not project material capital expenditures over the next twelve months.

Financing activities used cash of approximately $178,000 during the 2005 Period, all but $9,000 of which related to payments on the note to Wachovia Securities.

Cash and cash equivalents decreased during the 2005 Period by approximately $320,000 to approximately $3,170,000. This decrease was due principally to the decrease in cash resulting from operating activities (as previously described), as well as payments made on debt obligations.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the Quarter ended June 30, 2005, the Company issued, in the aggregate, 19,995 shares of common stock. The recipients of these shares were an employee and a provider of legal services to the Company. These shares were collectively valued at approximately $6,400 for which the Company claimed an exemption under Section 4(2) of the Securities Act of 1933. The securities are not subject to resale except pursuant to registration under the Securities Act or pursuant to an available exemption from registration under the Securities Act and the certificates representing the securities bear a restrictive legend accordingly. The recipients had an opportunity to ask management questions about the Company and were provided information, or had adequate access to information, about the Company. The transactions did not involve the use of an underwriter and no commissions were paid in connection with the issuance of the securities.

Item 4. Submission of Matters to a Vote of Security Holders

On June 22, 2005, at an Annual Meeting of Shareholders, the following was approved:

i.	The election of directors; and
ii.	Increase in the number of shares of common stock reserved for issuance under the Company’s 2000 Incentive Compensation Plan (as amended) from 7,000,000 to 12,000,000

The total number of shares entitled to vote at this meeting was 28,204,992, of which 23,814,709 were voted. The tabulation of votes was as follows:

Approval of Directors

Director	Withhold Authority	For
Paul DeStefanis	104,700	23,710,009
William L. Harvey	104,700	23,710,009
Marshall T. Leeds	104,700	23,710,009
Sanford B. Cohen	104,700	23,710,009
Steven C. Jacobs	105,450	23,709,259

Increase in shares reserved for 2000 Incentive Compensation Plan

Abstain	For	Against
114,027	18,437,526	109,004

Item 6. Exhibits

Number	Name
2.1	Merger Agreement by and among the Registrant, Summit Brokerage Services, Inc. and Summit Transitory Sub, Inc. dated July 17, 2003 (1)
3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (2)

10.1	2000 Incentive Compensation Plan, as amended (8)

10.1.1	2000 Incentive Compensation Plan, as amended on June 22, 2005*

10.2	Stock Purchase Agreement by and among the Summit Brokerage Services, Inc., Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)

10.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (3)

10.4	Employment Agreement between the Registrant and Marshall T. Leeds effective July 19, 2004 (9)

10.5	Shareholders’ Voting Agreement and Irrevocable Proxy by and among Summit Brokerage Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002.(4)

10.6.1	Commercial Lease between Summit Brokerage Services, Inc. and First America Living Trust, dated May 22, 2002 (4)

10.6.2	Employment Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (4)

10.6.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.6.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.7	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (5)

10.8	Form of Warrants dated effective March 19, 2003 (6)

10.9	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective March 19, 2003 (8)

10.10	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective April 11, 2003 (8)

10.11	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.12	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)

10.13	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.14	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on September 15, 2003, File No. 333-108818

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(3)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.

(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(6)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(7)	Incorporated by reference to the Form 8-K filed on April. 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.
(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.
(9)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed March 31, 2005, file no. 0-29337.

[Signature Page Follows]

SUMMIT FINANCIAL SERVICES GROUP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005	Summit Financial Services Group, Inc. (Registrant) /s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 15, 2005	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1.1	2000 Incentive Compensation Plan, as amended on June 22, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002