Form 10QSB
period 2005-09-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2005-11-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 8, 2005
Common Stock Par value $0.0001 per share	28,210,075

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

September 30, 2005 (Unaudited)

ASSETS

Cash and cash equivalents	$3,511,646
Deposit held at clearing broker	25,642
Securities owned	7,605
Commissions receivable	839,727
Prepaid expenses	74,480
Other receivables, net	254,378
Goodwill & customer list, net	1,085,416
Property and equipment at cost, less accumulated depreciation of $38,065	68,571

TOTAL ASSETS	$5,867,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued expenses	$693,294
Accrued commission expense	1,299,877
Note payable, net	604,210

TOTAL LIABILITIES	2,597,381

STOCKHOLDERS’ EQUITY
Preferred stock, 150,000 authorized shares designated as Series A 12% cumulative convertible; par value $0.0001 per share; 125,000 Series A issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 60,000,000 shares; 28,224,987 issued and 28,210,075 outstanding	2,822
Additional paid-in capital	8,848,598
Unearned stock compensation	(303,416)
Treasury stock (at cost)	(10,884)
Accumulated deficit	(5,267,049)

TOTAL STOCKHOLDERS’ EQUITY	3,270,084

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,867,465

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$6,252,765	$3,743,685
Interest and dividends	225,800	156,509
Other	62,013	60,980

	6,540,578	3,961,174

EXPENSES
Commissions and clearing costs	5,082,210	2,971,531
Employee compensation and benefits	749,224	574,073
Occupancy and equipment	114,832	110,973
Communications	88,534	90,389
Professional expenses	344,945	46,851
Depreciation and amortization	50,436	44,748
Other operating expenses	14,193	81,156

	6,444,374	3,919,721

NET INCOME BEFORE INCOME TAXES	96,204	41,453

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$96,204	$41,453

BASIC EARNINGS PER SHARE	$0.00	$0.00

DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,195,080

DILUTED	29,941,472	30,241,799

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$15,828,358	$12,379,502
Interest and dividends	578,787	434,076
Other	191,765	219,731

	16,598,910	13,033,309

EXPENSES
Commissions and clearing costs	12,684,667	9,843,563
Employee compensation and benefits	2,141,955	1,756,598
Occupancy and equipment	343,557	343,247
Communications	254,912	291,524
Professional expenses	591,073	313,774
Depreciation and amortization	149,030	148,381
Other operating expenses	263,972	274,528

	16,429,166	12,971,615

NET INCOME BEFORE INCOME TAXES	169,744	61,694

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$169,744	$61,694

BASIC EARNINGS PER SHARE	$0.01	$0.00

DILUTED EARNINGS PER SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,201,342	28,170,843

DILUTED	29,982,451	30,453,318

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$169,744	$61,694
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	14,102	12,259
Stock based compensation / consultant expenses, net	122,164	136,762
Gain on disposition of assets	—	(1,071)
Amortization of customer list and imputed interest	163,472	178,222
Changes in:
Deposit held at clearing broker	50,519	(64)
Commissions receivable	(560,738)	(367,416)
Other receivables	(90,730)	13,099
Prepaid expenses and other	195,725	21,226
Securities owned	(4,545)	(9,053)
Accounts payable and accrued expenses	(102,247)	(27,818)
Accrued commission expense	375,644	78,087

Net cash provided by operating activities	333,110	95,927

Cash flows from investing activities
Purchase of property and equipment	(27,740)	(8,637)
Proceeds from disposition of assets	—	3,442

Net cash used by investing activities	(27,740)	(5,195)

Cash flows from financing activities
Payment of preferred stock dividend	(15,000)	(18,000)
Payments on debt obligations	(271,083)	(305,517)

Net cash used by financing activities	(286,083)	(323,517)

Net increase (decrease) in cash and cash equivalents	19,287	(232,785)

Cash and cash equivalents at beginning of period	3,492,359	3,111,117

Cash and cash equivalents at end of period	$3,511,646	$2,878,332

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2005

NOTE 1 - GENERAL

The condensed consolidated financial statements for the nine-month periods ended September 30, 2005 and September 30, 2004 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

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

As of September 30, 2005, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 13.4 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for approximately 7.6 million shares only, since the options and warrants for the remaining approximately 6.0 million shares are either non- or anti-dilutive, as are the shares issuable upon conversion of the preferred stock.

Preferred stock dividends in arrears as of September 30, 2005 approximated $17,000.

Stock-Based Awards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides companies alternative methods of transitioning to the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to account for stock-based employee compensation. SFAS No. 148 also requires certain disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not mandate fair value accounting for stock-based employee compensation, but does require all companies to meet the disclosure requirements. The Company has not adopted fair value accounting for its employee stock options. During the three-month period ended September 30, 2005, the Company issued, or committed to issue, options entitling the holders thereof to purchase up to 7,500 shares of common stock at an exercise price of $0.50 per share.

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

Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. SFAS No. 123 also requires that companies electing to continue to use the intrinsic value method for options issued to employees make pro forma disclosure of net income and net income per share as if the fair value method of accounting had been applied. The Company uses the Black-Scholes option pricing model to estimate the fair value of these options. The effects of applying SFAS No. 123 during the periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income as reported:	$96,204	$41,453	$169,744	$61,694
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(60,090)	(54,363)	(197,033)	(133,266)

Pro forma net income (loss)	$36,114	$(12,910)	$(27,289)	$(71,572)

Net income (loss) per share:
Basic and diluted – as reported	$0.00	$0.00	$0.01	$0.00

Basic and diluted – pro forma	$0.00	$(0.00)	$(0.00)	$(0.00)

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

NOTE 3 - INCOME TAXES

Due to the utilization of its net operating loss carryforwards, there was no provision for either federal or state income taxes for the periods ended September 30, 2005 and 2004.

NOTE 4 - NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2005, Summit Brokerage had net capital of $1.55 million, which was $1.30 million in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.70 to 1 at September 30, 2005.

The Company’s computation of Summit Brokerage’s net capital at September 30, 2005 reflects the determination of the SEC in January 2005 that the unamortized amount of the note payable in connection with the Company’s acquisition of the Boca Branch (the “Boca Note”) should not be added back to the net capital of Summit Brokerage for purposes of SEC Rule 15c3-1 computations. For periods ended prior to December 31, 2004, the Company’s practice had been to include the Boca Note as an addition to net capital, based upon the Company’s belief that the Boca Note is in legal substance an obligation of a subsidiary of Summit Brokerage containing no provision giving the holder of the Boca Note recourse against Summit Brokerage. The Company was not required to restate net capital for any prior period.

NOTE 5 - CONTINGENCIES

The Company is a party to legal and regulatory proceedings arising in the normal course of business. Management has provided an accrual for estimated probable losses, which could result from these matters. Management believes that the range of potential net losses resulting from these proceedings in excess of the accrued amount, if any, will not be material to the Company’s financial position or results of operations.

Summit Brokerage Services, Inc. (“SBS”), the Company’s broker-dealer subsidiary, is subject to extensive regulation covering all aspects of its securities business. The various governmental authorities and industry self-regulatory organizations that supervise and regulate broker-dealers have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel SBS or any of its officers or employees who violate applicable laws or regulations. Additionally, certain regulatory agencies have the ability to limit SBS’ growth by restricting the number of offices, or registered representatives, that can be added. Furthermore, new legislation, changes in the rules and regulations promulgated by the SEC or self regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three months and nine months ended September 30, 2005 and 2004 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

Summit Brokerage is a financial services firm that provides full service retail securities brokerage through its network of approximately 180 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 80 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

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

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. Summit Brokerage is licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Our registered investment advisor, SFG, is licensed to conduct business in 31 states.

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

Results of Operations

The following discussion relates to the results of operations for the three months and nine months ended September 30, 2005 (the “2005 Quarter” and the “2005 Period”) and the comparable periods in the prior year (the “2004 Quarter” and the “2004 Period”).

Comparison of Three Months Ended September 30, 2005 and September 30, 2004

Revenue:

Commission revenue of approximately $6.3 million for the 2005 Quarter represents an increase of approximately $2.5 million, or 67%, when compared to commission revenue of approximately $3.7 million for the 2004 Quarter. This increase in revenue was due to the net addition of several higher-producing registered representatives during that latter part of 2004 through the first nine months of 2005.

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

Expenses:

Commissions and clearing costs increased to approximately $5.1 million during the 2005 Quarter, which represents an increase of approximately $2.1 million, when compared with the approximately $3.0 million reported for the 2004 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenues rise and fall. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2005 Quarter to 81% from 80% in the 2004 Quarter, which change was primarily attributable to an increase in the percentage of revenue derived from our independent registered representatives. Because we pay our independent registered representatives at a higher rate than we pay the employee registered representatives in the Boca Branch, fluctuations in the relative percentage of total commissions generated by the independent network will generally result in similar fluctuations in the ratio of commissions and clearing costs to commission revenues.

Employee compensation and benefits increased by approximately $175,000 to approximately $750,000 during the 2005 Quarter, or an approximate increase of 31% when compared with the approximately $575,000 reported for the 2004 Quarter. This increase was due primarily to an increase in salary and other employee compensation-related expenses, including from the addition of new employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2005 Quarter, a total of approximately $30,000 of such expenses related to the amortization of unearned stock compensation. For the 2004 Quarter, we expensed a total of approximately $31,000 related to the amortization of unearned stock compensation.

Occupancy and equipment expenses increased by approximately $4,000, or 4%, to approximately $115,000 in the 2005 Quarter from approximately $111,000 in the 2004 Quarter. This increase was primarily attributable to an increase in equipment leasing expense.

Communications expenses decreased by approximately $2,000, or 2%, to approximately $89,000 in the 2005 Quarter from approximately $91,000 in the 2004 Quarter.

Professional expenses increased by approximately $298,000, or 636%, from approximately $47,000 during the 2004 Quarter to approximately $345,000 during the 2005 Quarter. This increase was primarily attributable to an increase in legal fees (and related arbitration / litigation costs), as well as accounting fees and certain recruiting fees. Professional expenses for the 2005 Quarter also include approximately $23,000 attributable to the net amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $20,000 recorded for the 2004 Quarter.

Other operating expenses decreased by approximately $67,000, or 83%, to approximately $14,000 during the 2005 Quarter versus approximately $81,000 for the 2004 Quarter. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2005 Quarter, although gross other operating expenses remained relatively constant between the 2004 and 2005 Quarter, net other operating expenses decreased primarily as a result of an increase in certain reimbursements received by the Company.

Net Income:

For the 2005 Quarter, we generated net income of approximately $96,000, or $0.00 per basic and diluted share, as compared to net income for the 2004 Quarter of approximately $41,000, or $0.00 per basic and diluted share.

Comparison of Nine Months Ended September 30, 2005 and September 30, 2004

Revenue:

Commission revenue of approximately $15.8 million for the 2005 Period represents an increase of approximately $3.4 million , or 28%, when compared to commission revenue of approximately $12.4 million for the 2004 Period. This increase in revenue was due to the net addition of several higher-producing registered representatives during that latter part of 2004 through the first nine months of 2005.

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

Expenses:

Commissions and clearing costs increased to approximately $12.7 million during the 2005 Period, which represents an increase of approximately $2.8 million, or 29%, when compared with the approximately $9.8 million reported for the 2004 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenues rise and fall. Commissions and clearing costs, as a percentage of commission revenues, remained relatively constant at approximately 80% between the two Periods. Because we pay our independent registered representatives at a higher rate than we pay the employee registered representatives in the Boca Branch, fluctuations in the relative percentage of total commissions generated by the independent network will generally result in similar fluctuations in the ratio of commissions and clearing costs to commission revenues.

Employee compensation and benefits increased by approximately $385,000 to approximately $2.14 million during the 2005 Period, or an approximate increase of 22% when compared with the approximately $1.76 million reported for the 2004 Period. This increase was due primarily to an increase in salary and other employee compensation-related expenses. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2005 Period, a total of approximately $85,000 of such expenses related to the amortization of unearned stock compensation. For the 2004 Period, we expensed a total of approximately $79,000 related to the such issuances, of which approximately $74,000 related to the amortization of unearned stock compensation.

Occupancy and equipment cost of approximately $344,000 for 2005 Period remained constant with that of approximately $343,000 for the 2004 Period.

Communications costs decreased by approximately $37,000, or 13%, to approximately $255,000 in the 2005 Period from approximately $292,000 in the 2004 Period. The reduction in communications costs between the 2005 Period and the 2004 Period is due to an increase in the amount of we receive as reimbursement for such costs, as well as the absence in the 2005 Period of certain costs associated with the clearing firm agreement between Summit Brokerage and RBC Dain Correspondent Services (a division of RBC Dain Rauscher Incorporated), which was terminated on November 30, 2004.

Professional expenses increased by approximately $277,000, or 88%, from approximately $314,000 during the 2004 Period to approximately $591,000 during the 2005 Period. This increase was primarily attributable to an increase in legal fees (and related arbitration / litigation costs), as well as accounting fees and certain recruiting fees. Professional expenses for the 2005 Period also include approximately $33,000 attributable to the net amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $58,000 recorded for the 2004 Period.

Other operating expenses decreased by approximately $11,000, or 4%, to approximately $264,000 during the 2005 Period versus approximately $275,000 for the 2004 Period. Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Examples of other operating expenses include insurance expense, office supplies and printing, postage and related expenses, and interest expense. For the 2005 Period, the decrease in other operating expenses resulted primarily from an increase in the amount of reimbursements received by the Company, which reimbursements served to offset increases in costs related to, among other things, meetings and conferences.

Net Income:

For the 2005 Period, we generated net income of approximately $170,000, or $0.01 per basic and diluted share, as compared to net income for the 2004 Period of approximately $62,000, or $0.00 per basic and diluted share. Our results for the 2005 Period benefited from an increase in commission revenue with little corresponding increase in the percentage of commissions and clearing costs paid. Such increases, however, were partially offset by increases in employee compensation and benefit costs and an increase in professional fees.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $333,000 during the 2005 Period, compared to net cash provided by operating activities of approximately $96,000 for the 2004 Period.

During the 2005 Period, we purchased approximately $28,000 of property and equipment, which amount was approximately $19,000 more than the approximately $9,000 purchased during the 2004 Period. The Company does not project material capital expenditures over the next twelve months.

Financing activities used cash of approximately $286,000 during the 2005 Period, all but $15,000 of which related to payments on the note to Wachovia Securities. During the 2004 Period, financing activities used cash of approximately $324,000, all but $18,000 of which related to payments on the note to Wachovia Securities.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Number	Name
2.1	Merger Agreement by and among the Registrant, Summit Brokerage Services, Inc. and Summit Transitory Sub, Inc. dated July 17, 2003 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (2)

10.1	2000 Incentive Compensation Plan, as amended (8)

10.1.1	2000 Incentive Compensation Plan, as amended on June 22, 2005 (10)

10.2	Stock Purchase Agreement by and among the Summit Brokerage Services, Inc., Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)

10.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (3)

10.4	Employment Agreement between the Registrant and Marshall T. Leeds effective July 19, 2004 (9)

10.5	Shareholders’ Voting Agreement and Irrevocable Proxy by and among Summit Brokerage Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002 (4)

10.6.1	Commercial Lease between Summit Brokerage Services, Inc. and First America Living Trust, dated May 22, 2002 (4)

10.6.2	Employment Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (4)

10.6.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.6.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.7	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (5)

10.8	Form of Warrants dated effective March 19, 2003 (6)

10.9	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective March 19, 2003 (8)

10.10	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective April 11, 2003 (8)

10.11	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.12	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)

10.13	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.14	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on September 15, 2003, File No. 333-108818
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(3)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(6)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(7)	Incorporated by reference to the Form 8-K filed on April. 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.
(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.
(9)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed March 31, 2005, file no. 0-29337.
(10)	Incorporated by reference to the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2005, filed August 15, 2005, file no. 0-29337.

[Signature Page Follows]

SUMMIT FINANCIAL SERVICES GROUP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005	Summit Financial Services Group, Inc. (Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2005	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002