Form 10KSB
period 2005-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2006-03-31
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK, $0.0001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year were $22,146,033

As of March 16, 2006, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $4,760,674.

As of March 16, 2006, there were 28,210,075 shares of issuer’s common stock outstanding.

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

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”), is a member of the NASD, the Municipal Securities Rule Making Board (“MSRB”), the National Futures Association (“NFA”) and the Securities Investor Protection Corporation (“SIPC”) and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 32 states and the District of Columbia. SBSIA, our subsidiary insurance agency, directly or through its subsidiary entities, is licensed for insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

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

In 2005 and 2004, we reported a loss of $260,000 and profit of $180,000, respectively. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain financial advisors as well as general market conditions and volatility, which is often an expression of investor confidence. For 2005, our growth in revenues was primarily due to the net addition of several financial advisors whose gross production exceeded the average gross production of existing Summit financial advisors. As we continue to grow, we may also continue to have increases in expenses associated with growth such as increased personnel and office space costs. There is no assurance that any increased revenue from growth will be sufficient to offset increased expenses.

As of March 2006, we had approximately 180 financial advisors operating from approximately 85 offices located throughout the country, with approximately forty percent (40%) of those offices located in Florida and the Southeast United States. Our financial advisors service retail, and to a much lesser extent, institutional clients, which client accounts numbered over 26,500 and 22,000 at December 31, 2005 and December 31, 2004, respectively. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions may be effected through Summit Brokerage, for which we earn either a commission or a fee.

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

Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). Although the majority of our commissions have traditionally come from the sale of mutual fund shares and insurance related products, commissions generated from the sale of equities represented the largest source of commission revenue for the firm in 2005. The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2005		2004
Mutual funds	$3,076,981	14%	$2,596,931	14%
Insurance related products	$6,070,822	27%	$4,088,177	23%
Equities	$7,550,541	34%	$6,963,299	39%
Registered Investment Advisory Fees (1)	$2,141,829	10%	$1,638,562	9%
Other commission income	$2,120,843	10%	$1,763,970	10%
Miscellaneous (2)	$1,185,017	5%	$867,283	5%

Total	$22,146,033	100%	$17,918,222	100%

(1)	Represents management fees derived from managed accounts.
(2)	Includes interest and other non-commission related revenue.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of full-year results, or indicative of future results, and may vary significantly from period to period. Furthermore, our mix of business in any particular period will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added brokers to our company, many of whom specialize in the sale of specific types of investment products. For 2005, we believe that our improved revenues are attributable to the net addition, during 2005 and the latter part of 2004, of several financial advisors whose gross production exceeded the average gross production of existing Summit financial advisors, many of whom focus on the sale of insurance–related products and registered investment advisory fees.

Our business plan is focused on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance and mutual funds), we also intend to pursue the addition of financial advisors who focus on the sale of different types of securities, namely equities and fixed income products. There can be no assurance that we will be successful in our recruiting efforts. We will also pursue the acquisition of the assets of brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker/dealer candidates and our ability to successfully negotiate favorable terms, and there can be no assurance that we will be able to consummate such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute our growth strategy.

For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through fiscal year 2006. The Company may, however, seek additional capital within the next 12 months should it elect to continue pursuing a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company. In addition, we anticipate that our strategy of growth through acquisitions will necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a materially adverse effect on our ability to execute our growth strategy to the extent desired.

Affiliate Program

Our primary method of operation is through an affiliate program, which allows financial advisors to operate as independent contractors. As of December 31, 2005, all but approximately 15 of our financial advisors were affiliates. A financial advisor who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, stock quotations, and general office supplies) although all of that branch’s revenues from securities brokerage transactions accrue to Summit Brokerage. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they generate. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including providing employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, can often affiliate with Summit Brokerage and obtain the required licenses to become financial advisors. Affiliation enables these professionals to offer financial products and services to their clients through Summit Brokerage and earn commissions and fees for these transactions and services. Affiliates are given broad discretion to structure their own practices and to specialize in different areas of the securities business, subject to Summit Brokerage’s supervisory procedures as well as compliance with all applicable regulatory requirements.

Summit Brokerage provides full support services to each of its affiliates, including: access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

Each affiliate is required to obtain and maintain in good standing each license required by the SEC and NASD to conduct the type of securities business in which the affiliate engages, and to register in the various states in which he/she has customers. Summit Brokerage is ultimately responsible for supervising all of its financial advisors, whether affiliates or in-house financial advisors. We can incur substantial liability from improper actions of any of our financial advisors. We maintain a professional liability “errors and omissions” insurance policy which generally provides a limited degree of coverage for certain actions taken and/or omissions made by our financial advisors, employees and other agents in connection with the purchase and sale of securities. There can be no assurance, however, that we will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Commission Revenues

The most significant portion of our revenues is derived from commissions generated by our brokerage activities, including the purchase or sale of equities and fixed income products for our customers, the majority of which are executed on an agency basis. For such transactions, we are paid a commission by our client for processing that client’s buy or sell order. We also generate commissions from the sale of annuities (through SBSIA) and mutual fund shares. At this time, we anticipate that the percentage of revenue that we derive from the sale of each type of investment product will change as investors’ preferences change. Our mix of business will also change depending on the types of financial advisors we recruit and the types of investment products on which they focus. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client’s account through SFG. We do not currently make markets in any securities.

We record commissions earned from transactions in securities, annuities and insurance as “commission revenue,” when transactions occur. We also record as “commission revenue” the fees we are paid to manage our customers’ accounts at the time we receive such fees. We then pay out a percentage of this amount, which we record as “commission expense,” to the financial advisor who produced the commission or fee, in accordance with the agreement each financial advisor enters into with us. In general, these agreements provide for either a fixed payout percentage or a tiered payout percentage based on total gross production, and do not take into account the type of transaction giving rise to the commission or fee.

Equities. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Because our commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and the mix of investment products involved. For 2005, we earned gross commissions of approximately $7.6 million on equity transactions, which represented approximately 34% of our total revenue.

Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer’s investment maintained in particular funds. For 2005, we earned gross commissions of approximately $3.1 million from mutual fund transactions, which represented approximately 14% of our total revenue.

Insurance Related Products. Our financial advisors offer fixed and variable annuities and life insurance products to their clients through our subsidiary, SBS Insurance Agency of Florida, Inc. (“SBSIA”). As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested, or, in the case of life insurance, some percentage of the premium. SBSIA has executed agency agreements with various national insurance companies and is able to offer life insurance, long term care insurance, and fixed and variable annuities to its customers through substantially all of its investment representatives who hold insurance sales licenses. In 2005, the Company earned gross commissions of $6.1 million from the sale of insurance and annuity products, which represented approximately 27% of our total revenue.

Registered Investment Advisory Fees. Through our Registered Investment Adviser, Summit Financial Group, Inc. (“SFG”), we provide investment advisory services to clients through independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment adviser in 33 states. Clients who utilize our investment advisory services pay us a quarterly fee, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage. In general, a client will pay from 1.0% to 3.0%, on an annualized basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent that the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor will also change. Because clients with managed accounts are paying this fee, they are not charged a per-transaction commission each time a transaction is effected in their accounts. In 2005, we earned management fees of approximately $2.1 million, which represented approximately 10% of our total revenue.

Other Commission Revenue. Included under Other Commission Revenues are commissions generated in connection with the sale of products not included elsewhere, such as fixed income securities, options and real estate partnerships. For 2005, we earned gross commissions of approximately $2.1 million from such transactions, which represented approximately 10% of our total revenue.

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

Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection up to the entire net asset value of a client’s account is provided through private insurance carriers. Pursuant to the terms of our agreement with the Clearing Broker, Summit Brokerage has agreed to indemnify and hold FCC harmless from certain liabilities and claims, including claims arising from transactions of our customers. We believe that, in general, the Clearing Broker is able to provide Summit Brokerage and its clients with services at a total cost which is less than it would cost us to process such transactions on our own.

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

Competition

We encounter intense competition in all aspects of our business. In general, we compete directly with other providers of financial services focused on meeting the needs of individual investors. Some of the strongest competition comes from companies that have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. Firms such as Merrill Lynch & Co., Inc., Citigroup Global Markets, Inc., Morgan Stanley, the Charles Schwab Corporation and Edward Jones have collectively garnered a significant percentage of the overall retail financial services industry. Furthermore, we compete with numerous regional and local securities firms, as well as with firms that provide online trading, such as E*Trade Financial Corp. and TD Ameritrade Holding Corporation. Additionally, increasing competition continues from other sources, such as commercial banks, insurance companies, and accounting and consulting firms that have entered the securities industry. We believe that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

In addition to competing for customers, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs such as Raymond James Financial, Inc. and LPL Financial Services. To date, the Company has not undertaken any advertising campaigns designed to attract financial advisors. Rather, the Company has relied on the use of both in-house and outside recruiters. Under certain circumstances, the Company may provide, in the form of either forgivable or non-forgivable loans, amounts to newly recruited financial advisors as an incentive for joining Summit Brokerage. Forgivable loans are typically amortized over a period of not less than 48 months, while non-forgivable loans are repaid by the financial advisor through the withholding of a certain percentage of the financial advisor’s monthly gross production until the note has been repaid in full. All loans require the personal guarantee of the financial advisor.

We have also not undertaken any marketing efforts designed to attract retail customers. Rather, we rely on each financial advisor to attract his or her own clientele, which typically occurs through referrals from other clients. Additionally, many of our financial advisors hold seminars to educate potential clients about various investment opportunities.

Employees

As of March 2006, we employed 54 full-time people, including six executives, 24 others in general staff positions and 24 in sales and sales-related positions. As of March 2006, there were approximately 180 financial advisors licensed with the firm, the majority of whom are engaged by us as independent contractors, although some are engaged as employees (including in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Regulation

The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. While the SEC administers federal securities laws, much of the regulation for those operating within the securities industry comes from various self-regulatory organizations such as the NASD. Additionally, securities firms are also subject to regulation by the state securities departments of the various jurisdictions in which they operate. In general, regulatory authorities promulgate regulations and provide oversight in the following areas:

•	Sales practices;

•	Trade practices among broker-dealers;

•	Capital requirements;

•	Record keeping; and

•	Conduct of employees and affiliates of member organizations.

The SEC, the self regulatory organizations, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its employees or officers. Also, new legislation, changes in the rules and regulations promulgated by the SEC or self regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker-dealers. As part of the regulatory process, broker/dealers are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker/dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker/dealer may be required to pay a fine and/or be subject to other forms of disciplinary action. In connection with its recent examinations, the Company has been notified by the NASD of, and endeavored to correct, certain alleged violations. The Company has not, however, received notification from the NASD as to whether such corrective action by Summit Brokerage will be satisfactory. There can be no assurance that the findings of any regulatory agencies, including those of the NASD with respect to the above-referenced matters, will not result in subjecting Summit Brokerage (and possibly certain of its principals) to some form of disciplinary action, including fines. In addition, regulators may put restrictions on the Company’s ability to grow. The Company is currently in the process of attempting to seek approval from the NASD to increase the number of financial advisors and branch offices that it may open consistent with Summit Brokerage’s anticipated growth strategy over the next 12 – 24 months. There can be no assurance that the NASD will grant to Summit Brokerage approval to add the desired number of financial advisors and branch offices. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

Item 2. Description of Property

The Company currently leases office space under three operating leases. Under these leases, the Company occupies approximately 13,700 square feet of office space in four suites within the same building in Boca Raton, Florida. On June 25, 2003, the Company entered into two of these long-term leases for spaces totaling approximately 6,300 square feet of space. These leases, which both commenced on February 1, 2004 and expire on January 31, 2009, provide for monthly base rent totaling $9,432, plus the Company’s pro-rata share of common area expenses and taxes. These leases provide for an annual CPI adjustment.

On March 22, 2005, the Company entered into an additional long-term lease for spaces totaling approximately 7,400 square feet of space, which the Company previously leased pursuant to a sublease that expired on January 31, 2005. Under that sublease, the Company paid monthly rent in the amount of $19,332. Under the current lease, which commenced on February 1, 2005 and expires on January 31, 2010, the Company pays monthly base rent in the amount of $12,500 (subject to an annual CPI adjustment), plus the Company’s pro-rata share of common area expenses and taxes, which amounts currently approximate $7,400 per month. The lease allows for a remodeling allowance of $38,850, which has been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit is being amortized over the term of the lease as a reduction to the amount of rent expense accrued.

Item 3. Legal Proceedings

On August 18, 2003, Summit Brokerage terminated for cause the employment of Richard Parker, the Company’s then Vice Chairman, President and Chief Operating Officer. Summit Brokerage filed an action against Mr. Parker for breach of contract, breach of fiduciary duty and injunctive relief. The litigation is continuing. We believe that Summit Brokerage will prevail on the merits of its complaint. Nevertheless, the ultimate outcome cannot be predicted.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board under the symbol “SFNS.” Prior to March 2, 2004, our common stock was traded under the symbol “SUBO.” The following table represents the range of the high and the low last sale prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2005 and 2004. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
March 31, 2005	$0.30	$0.40
June 30, 2005	$0.28	$0.45
September 30, 2005	$0.29	$0.37
December 31, 2005	$0.21	$0.41

March 31, 2004	$0.30	$0.75
June 30, 2004	$0.25	$0.50
September 30, 2004	$0.25	$0.40
December 31, 2004	$0.32	$0.45

On March 16, 2006, the closing price of our common stock was $0.35 and we had approximately 133 holders of record.

Dividends and Dividend Policy

We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. During 2005 and 2004, we paid a total of $18,000 and $21,000 in cash dividends on our Series A preferred stock, respectively.

Equity Compensation Plan Information

The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan and non-plan equity compensation agreements as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved By Shareholders	12,468,956	(1)	$0.37	5,631,044	(2)
Equity Compensation Plans Not Approved by Shareholders	1,937,073	(3)	$0.39	-0-

Total	14,406,029		$0.37	5,631,044	(2)

(1)	Includes 6,368,956 shares subject to outstanding options under the 2000 Incentive Compensation Plan and 6,100,000 shares subject to non-plan option agreements outstanding as of December 31, 2005.
(2)	Represents shares available for award grants under the 2000 Incentive Compensation Plan as of December 31, 2005.
(3)	Includes 459,073 shares subject to non-plan option agreements outstanding as of December 31, 2005 and 1,478,000 shares issuable upon exercise of common stock purchase warrants issued in connection with the private placement of our securities in 2002 and 2003.

Equity Compensation Plans Not Approved by Shareholders – Options. The equity compensation plans not approved by shareholders consist of total outstanding options for 459,073 shares of the Company’s common stock, which options were granted between 2000 and 2003. Options for 59,073 of these shares were issued prior to 2003 and have, with respect to options for 43,113 shares, an exercise price of $2.50 per share, all of which have vested. Options for 15,960 shares, having an exercise price of $1.00 per share, have all vested. We have also included herein a commitment, made in 2003, to issue up to 400,000 options at an exercise price of $0.45 per share, which options have a ten year term and vest (or have vested), with respect to 150,000 options, on February 3, 2004, and with respect to 125,000 options, on each of February 3, 2005 and 2006. The optionees may pay the exercise price with respect to their options either in cash, by check, with already owned shares of common stock of the Company that have been held by the optionee for at least six (6) months (or such other shares as will not cause the Company to recognize for financial accounting purposes a charge for compensation expense), or such other manner as provided in the agreements or as may otherwise be determined by the Company. The option agreements provide for appropriate adjustment of the number of shares subject to the options and the exercise price of the options in the event of any increase or decrease in the number of issued and outstanding shares of the Company’s capital stock resulting from a stock dividend, a recapitalization or other capital adjustment of the Company. The Company has discretion to make appropriate anti-dilution adjustments to outstanding options in the event of a merger, consolidation or other reorganization of the Company or a sale or other disposition of substantially all of the Company’s assets. The options are not assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an option is exercisable only by the optionee. In general, the vested portion of an option must be exercised within 90 days from disassociation with the Company.

Equity Compensation Plans Not Approved by Shareholders – Warrants. We issued common stock purchase warrants for 1,478,000 shares of our common stock to brokers and to certain administrative personnel in connection with our two private common stock offerings consummated in 2003. The warrants, which have a five year term commencing on either March 19, 2003 or April 11, 2003 and expire on either March 18, 2008 or April 10, 2008, vested immediately upon issuance and are exercisable at a price of $0.30 per share payable in cash or by check. The holders of the warrants have piggy-back registration rights under which they may include in certain registration statements of the Company the shares of common stock issuable upon exercise of the warrants, subject to certain rights of the Company to cut-back the number of shares to be included under specified circumstances and to delay the filing or effectiveness of any registration statement or withdraw the registration statement. The warrant agreements contain certain cross-indemnification provisions in connection with the resale of the shares by the holders. The warrants contain anti-dilution provisions under which the exercise price of the warrants and the number of shares of common stock issuable upon their exercise are subject to adjustment in the event of stock splits, stock dividends, and in the event of a merger, consolidation, reorganization or reclassification of the capital stock of the Company.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the fiscal years ended December 31, 2005 and December 31, 2004 should be read in conjunction with the Company’s condensed consolidated financial statements included elsewhere herein.

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

Overview

Summit Financial Services Group, Inc, through its primary operating subsidiary, Summit Brokerage Services, Inc., provides full-service securities brokerage through a network of approximately 180 financial advisors serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 85 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. We are licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Our Registered Investment Advisor, Summit Financial Group, Inc., is licensed to conduct business in 33 states. Our subsidiary insurance agency, SBS Insurance Agency of Florida, Inc. (or its subsidiaries), is licensed for insurance, or not required to be licensed, in all jurisdictions where the Company conducts its brokerage activities.

Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from the purchase and sale of securities and other investment transactions) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2005		2004
Mutual funds	$3,076,981	14%	$2,596,931	14%
Insurance and related products	$6,070,822	23%	$4,088,177	23%
Equities	$7,550,541	39%	$6,963,299	39%
Registered Investment Advisory fees (1)	$2,141,829	9%	$1,601,593	9%
Other commission income	$2,120,843	10%	$1,763,970	10%
Miscellaneous (2)	$1,185,017	5%	$867,283	5%

Total	$22,146,033	100%	$17,918,222	100%

(1)	Represents management fees derived from managed accounts.
(2)	Includes interest and other income.

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

For the year ended December 31, 2005, we reported a loss of $260,289 versus net income of $180,716 for December 31, 2004. We believe our performance for fiscal 2005 was greatly aided by the net addition of several financial advisors whose gross commission production exceeded the average gross commission production of existing Summit financial advisors. However, this improvement in revenues was offset by increases in employee compensation costs and professional fees. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain financial advisors as well as general market conditions and volatility, which are often expressions of investor confidence. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

Although we expect our results, in general, to be impacted by macroscopic forces such as the state of the economy, as well as overall market conditions and investor confidence, we may experience fluctuations in our revenue that do not follow such trends, or mirror trends experienced by the financial services industry as a whole. This is because, given our size, we may add, or lose, financial advisors who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact the overall revenue mix will be diminished, as it is with larger firms when they hire new or lose financial advisors. However, due to our size, it is possible that the addition or loss of financial advisors (and their customers) who focus on certain products over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of results in other periods or reflective of general market conditions or economic trends.

Our business plan is focused primarily on increasing our network of affiliated financial advisors, which permits the Company to expand its base of revenue and its network for the retail brokerage of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch, however, we will opportunistically evaluate acquisitions, including those that would result in acquired financial advisors becoming employees of Summit Brokerage.

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

Results of Operations

The following discussion relates to the results of operations for the fiscal year ended December 31, 2005 (“2005”) compared to the results of operations for the fiscal year ended December 31, 2004 (“2004”).

Comparison of Fiscal Years Ended December 31, 2005 and December 31, 2004

Revenue:

Commission revenue of approximately $20.9 million for 2005 represents an increase of approximately $3.9 million, or 23%, over the $17.0 million of commission revenue reported for 2004, and reflects the single highest annual commission revenue recorded by the Company since its inception. We believe the main factor contributing to this growth is the net addition of several financial advisors whose gross production exceeded the average gross production of existing Summit registered representatives. During 2005, commission revenues generated by the Boca Branch accounted for approximately 20% of total commission revenues, which percentage we expect to continue to decline as we recruit more independent financial advisors.

In any period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any period, we may add, or lose, a significant number of financial advisors who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Expenses:

Commissions and clearing costs increased to $16.9 million during 2005, which represents an increase of $3.4 million, or 25%, over the $13.5 million reported for 2004. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, increased slightly in 2005 to 80.5% from 79.3% in 2004. This increase is primarily attributable to a greater percentage of our total commission revenues being generated by our independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Branch. Prospectively, we would expect commissions and clearing costs, as a percentage or commission revenue, to continue to increase as we recruit more independent financial advisors.

Employee compensation and benefits increased to $3.0 million during 2005, which represents an increase of $.6 million or 25%, over the $2.4 million reported for 2004. In general, we experienced increases in both salaries and employee benefit costs during 2005. Such increase also included an increase in those expenses associated with the issuance of common stock and equivalents to our employees. For 2005, a total of approximately $217,000 was expensed, all of which related to the amortization of unearned stock compensation. For 2004, a total of approximately $110,000 was expensed for such issuances, all but approximately $5,000 of which related to the amortization of unearned stock compensation.

Occupancy and equipment costs decreased to $453,000 during 2005, which represents a decrease of $22,000, or 5%, from the $475,000 recorded for 2004. This decrease was due primarily to a reduction in office lease expense, resulting from the renegotiation of an office lease that expired in January 2005 and was renewed for five years.

Professional expenses increased by $780,000, or 178%, from $440,000 during 2004 to $1.22 million during 2005. During 2005, we experienced increases in legal, accounting, and recruiting fees, as well as the costs associated with certain arbitrations and litigations. The largest components of the increase are attributable to arbitrations and litigations ($535,000) and recruiting fees ($210,000). Additionally, the expense that we recognized during 2005 related to the issuance of common stock and equivalents to both outside professionals, as well as our independent financial advisors, declined significantly over the amount recognized during 2004. For 2005, a total of $38,000 was expensed for such issuances, all of which related to the amortization of unearned stock compensation. This compares with $86,000 recorded in 2004, all but $8,000 of which related to the amortization of unearned stock compensation.

Communications costs decreased by approximately $35,000, or 9%, to $339,000 in 2005 from $375,000 in 2004. The decrease in these costs was due primarily to cost saving initiatives undertaken by the Company during 2005, as well as increased reimbursements for telephone and data transmittal costs.

Other operating expenses typically include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses decreased by $44,000, or 12%, to $330,000 during 2005 from $374,000 for 2004. Although certain types of expenses declined between 2004 and 2005, the overall decrease is primarily attributable to increased reimbursements for certain insurance-related costs.

Net Income / Loss:

For 2005, we reported a net loss of $260,000 or $0.01 per basic and diluted share, as compared to the net income reported for 2004 of $181,000 or $0.01 per basic and diluted share. Our performance in 2005 was positively impacted by a 23% increase in total revenues, which amount was more than offset by the related commission and clearing expense, combined with increases in employee compensation costs and professional fees.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $276,000 during 2005, compared to net cash provided by operating activities of $815,000 for 2004. The decrease in cash generated by operating activities ($539,000) is primarily attributable to the Company reporting a net loss of $260,000 for 2005 versus net income of $181,000 for 2004, or a difference of $481,000.

Cash and cash equivalents decreased during 2005 by $44,000 to $3.45 million. During the year, the cash provided by operating activities was approximately equal to the payments made to Wachovia in connection with the acquisition of the Boca Branch. During 2005, the Company purchased approximately $32,000 worth of fixed assets.

During 2005, we purchased $32,000 of property and equipment, which amount was $23,000 more than the $9,000 purchased during 2004. The Company does not project material capital expenditures over the next twelve months.

Financing activities provided a net use of cash of $289,000 during 2005, which was comprised of payments in the amount of $271,000 to Wachovia Securities in connection with our purchase of the Boca Branch, as well as the payment of dividends on our Series A preferred stock in the amount of $18,000.

In the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

Inflation. Inflation has not been a major factor in the Company’s business since inception. There can be no assurances that this will continue.

Significant Business Relationships

On January 26, 1994, we entered into a clearing agreement with First Clearing Corporation (formerly Wheat First Securities, Inc.), a subsidiary of Wachovia Corporation, to execute securities orders and maintain accounts for clients on behalf of our company and its clients.

Factors That May Affect Future Results And The Market Price Of Our Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

We have a history of losses. The only year in which we have recently reported a profit was 2004. We cannot assure you that we will again be able to attain profitability, or that, even if we generate net income, that our cash flow from operations will be sufficient to allow us to fully execute our strategy. Additionally, our revenues and profitability have been, and may continue to be, negatively impacted by general economic conditions as well as international political unrest.

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

A downturn in the financial markets can adversely affect our operating results. In major stock market declines, many firms in the securities industry suffer financial losses, and the level of individual investor trading activity decreases after these events. When trading volume is low, our profitability is adversely affected because a portion of our costs do not vary with revenue. For these reasons, severe market fluctuations can have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines might withstand a downturn in the securities industry better than we would.

We operate in a highly regulated industry and compliance failures could adversely affect our business. The securities industry in the jurisdictions in which we operate is subject to extensive regulation covering all aspects of the securities business. The various governmental authorities and industry self-regulatory organizations that supervise and regulate us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel us or any of our officers or employees who violate applicable laws or regulations. Additionally, certain regulatory agencies have the ability to limit our growth by restricting the number of offices, or financial advisors, that we can add. Our ability to comply with all applicable laws and rules, as well as unpredictable changes in their content, and in the regulatory interpretation and enforcement of them, is largely dependent on our establishment and maintenance of compliance and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel. We could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance. In addition, it is possible that any past noncompliance could subject us to future civil lawsuits, the outcome of which could have a material adverse effect on our financial condition and operating results.

As part of the regulatory process, broker/dealers are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker/dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker/dealer may be required to pay a fine and/or be subject to other forms of disciplinary action. In connection with its recent examinations, the Company has been notified by the NASD of, and endeavored to correct, certain alleged violations. The Company has not, however, received notification from the NASD as to whether such corrective action by Summit Brokerage will be satisfactory. There can be no assurance that the findings of any regulatory agencies, including those of the NASD with respect to the above-referenced matters, will not result in subjecting Summit Brokerage (and possibly certain of its principals) to some form of disciplinary action, including fines. In addition, regulators may put restrictions on the Company’s ability to grow. The Company is currently in the process of attempting to seek approval from the NASD to increase the number of financial advisors and branch offices that it may open consistent with Summit Brokerage’s anticipated growth strategy over the next 12 – 24 months. There can be no assurance that the NASD will grant to Summit Brokerage approval to add the desired number of financial advisors and branch offices. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

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

In addition, we use the Internet to provide information to our financial advisors and, to a lesser extent, our customers. Due to the increasing popularity of the Internet, it is possible that new laws and regulations may be adopted dealing with such issues as user privacy, content and pricing. Such laws and regulations might increase our cost of using, or limit our ability to use, the Internet. In addition, the growth of the Internet as a means of conducting international business has raised many legal issues regarding, among other things, the circumstances in which countries or other jurisdictions have the right to regulate Internet services that may be available to their citizens from service providers located elsewhere. In many cases, there are no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand our international operations, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

We face substantial competition that could reduce our market share and harm our financial performance. All aspects of our business are highly competitive. We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition from commercial banks that have expanded into the brokerage business. We also compete with others in the financial services industry in recruiting registered representatives and new employees as well as retaining current personnel, and we could be adversely affected in the event we were to lose financial advisors who either individually or in the aggregate accounted for a significant percentage of our revenues. Furthermore, a trend in the independent brokerage industry is to provide upfront amounts (in the form of either forgivable or non-forgivable loans) to newly recruited financial advisors as an incentive to join a broker/dealer. Although Summit Brokerage has recently begun to offer such incentives, its ability to fully execute its growth strategy could be impacted should those firms against whom we compete offer financial incentives: (i) beyond what we are able to offer based on our financial resources, or (ii) that, in general, do not make economic sense based on our current cost and operating structure.

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

We may be unable to hire, integrate or retain qualified personnel. Most aspects of our business are dependent on highly skilled individuals. We devote considerable resources to recruiting, training and compensating these individuals. In addition, one component of our growth strategy is to increase market penetration by recruiting experienced financial advisors. Our business could be adversely affected if we were to lose financial advisors who account for a significant percentage of our revenues.

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

We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead the Company to being liquidated. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital of at least $250,000. As of December 31, 2005, Summit Brokerage had net capital of approximately $1.1 million and excess net capital (that is, net capital less required net capital) of approximately $850,000.

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

Furthermore, if we elect to continue a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company, we may use a significant portion of our working capital. If we are unable to raise additional capital, our ability to grow will be limited. Additionally, there can be no assurance that the financial advisors receiving such loans will not terminate their affiliation with the Company prior to either repaying the note or, in the case of forgivable loans, prior to the amortization of their notes. Our financial position and operating results could be materially adversely affected if we are unable to collect the unpaid/unamortized portion of the notes. Our financial position and operating results could also be materially adversely affected if, after having joined the Company, the gross production of the financial advisors receiving such loans is significantly below the gross production upon which the amount of the loan—typically some percentage of the registered representative’s production prior to joining the Company—was based.

We may not be able to grow as planned. As part of our long-term growth strategy, we recruit individual financial advisors and we evaluate the acquisition of other firms or assets that would complement or expand our business in attractive service markets or that would broaden our customer relationships. We cannot assure you that we will be successful in our recruiting efforts or that we will be able to identify suitable acquisition candidates available on terms that are acceptable to us, or that we will be able to consummate any acquisition – see additional risk factors included herein. Additionally, our ability to grow may be limited by those who regulate our industry, as more fully described herein under the risk factor entitled “We operate in a highly regulated industry and compliance failures could adversely affect our business.”

Future acquisitions may increase our leverage or cause dilution of existing shareholders’ interests. We anticipate that our growth strategy, which includes the acquisitions of assets of other firms, will necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing could limit our ability to consummate such transactions.. In addition, issuing securities in connection with acquisitions, or the hiring of additional financial advisors and other personnel may have a dilutive effect on the interests of our shareholders.

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

Our common stock is subject to the penny stock rules; as a result, our market liquidity could be adversely affected. The SEC’s regulations define a “penny stock” to be an equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker dealers that sell low-priced securities to persons other than established customers and institutional accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline.

No dividends are anticipated. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the foreseeable future.

Our preferred stock may cause further dilution. Our Amended and Restated Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such rights and preferences as may be determined from time to time by our board of directors without further shareholder approval. The Company designated 150,000 shares, and issued to investors 125,000 shares, of such preferred stock as its Series A Preferred Stock. Consequently, we have 4,850,000 shares of authorized shares of preferred stock that may be sold in the future and that can, at the discretion of our board of directors, be designated as other series of preferred stock with dividend and liquidation preferences that are senior, and not available to, the holders of our common stock. In the event that we issue additional preferred stock, the holders of such stock, as well as the Series A Preferred Stock, shall be entitled to receive dividends and distributions prior to their receipt by the holders of our common stock. Thus, holders of common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

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

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name	Age	Title
Marshall T. Leeds	50	Chairman of the Board, Chief Executive Officer and President
Steven C. Jacobs	45	Executive Vice President, Chief Financial Officer, Secretary and Director
Sanford B. Cohen	48	Director
Paul D. DeStefanis	45	Director
William L. Harvey	50	Director
Gregory J. Bentley	49	Executive Vice President (Summit Brokerage Services, Inc.)

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

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 that were furnished to us, all such reports were timely filed.

Item 10. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended December 31, 2003, 2004, and 2005 by our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 during those years (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name And Principal Position	Fiscal Year	Annual Compensation(1)			Long-Term Compensation Awards		All Other Compensation
		Salary	Bonus		Securities Underlying Options
Marshall T. Leeds	12/31/05	$100,000	$119,360	(2)	40,000	(3)	$19,218	(4)
Chairman, Chief Executive	12/31/04	$79,167	$70,180	(5)	40,000	(6)	$69,130	(7)
Officer and President	12/31/03	$50,000	-0-		-0-		$42,185	(8)

Steven C. Jacobs	12/31/05	$136,529	$3,000		50,000	(9)	$17,623	(10)
Executive Vice President, Chief	12/31/04	$105,833	$2,500		90,500	(11)	$13,038	(12)
Financial Officer, Secretary and Director	12/31/03	$89,583	-0-		645,000	(13)	$85,000	(14)

(1)	The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officer where the aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.

(2)	Includes $28,160 in bonus amounts accrued in 2005 but not paid until 2006 and a $50,000 bonus applicable to 2004 awarded in 2005.
(3)	Represents an option to acquire 40,000 shares at an exercise price of $0.28 per share.
(4)	Represents primarily employee benefits in the form of health insurance as well as an auto allowance
(5)	Includes $41,013 in bonus amounts accrued in 2004 but not paid until 2005
(6)	Represents an option to acquire 40,000 shares at an exercise price of $0.40 per share.
(7)	Represents primarily over-rides and an auto allowance. Pursuant to Mr. Leeds’ employment agreement, which agreement commenced in May 2004, Mr. Leeds no longer receives over-rides. See “Employment Agreements.”
(8)	Represents automobile allowance and over-rides pursuant to Mr. Leeds’ employment agreement.
(9)	Represents options to acquire an aggregate of 50,000 shares at an exercise price of $.28 per share
(10)	Represents primarily employee benefits in the form of health insurance as well as an auto allowance
(11)	Represents options to acquire an aggregate of 90,500 shares at an exercise price of $0.40 per share.
(12)	Represents primarily employee benefits in the form of health insurance.
(13)	Represents 600,000 options at an exercise price of $0.45 per share and 45,000 options at exercise prices ranging from $0.40 to $0.50 per share.
(14)	Represents compensation paid to Mr. Jacobs in connection with the Company’s private placements consummated on March 19, 2003 and April 11, 2003. Amount does not include the value of 440,000 common stock purchase warrants issued to Mr. Jacobs, which warrants have a term of 5 years and an exercise price per share of $0.30. Amount also does not include the value of 80,000 shares of common stock issued to Mr. Jacobs, which shares were valued at $0.25 per share at the time of their issuance.

Stock Options Granted in Fiscal 2005

The following table sets forth certain information concerning options granted, or required to be granted, during fiscal 2005 to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2005		Exercise or Base Price (per Share)		Fair Market Value on Date of Grant	Expiration Date
Marshall T. Leeds	40,000	2.4%			$0.28	-0-	12/31/2015

Steven C. Jacobs	40,000 10,000	2.4 0.6	% %	$ $	0.28 0.28	-0- -0-	12/31/2015 12/31/2015

Aggregate Stock Option Exercises and Year-End Option Value Table

The following table sets forth certain information concerning option exercises in fiscal 2005, the number of stock options held by the Named Executive Officers as of December 31, 2005 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

Name	Number of Shares Acquired on Exercise	Value Realized(1)	Number of Unexercised Options Held at Fiscal Year-End(#)			Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Marshall T. Leeds	-0-	-0-	5,640,000		40,000	$168,000	-0-
Steven C. Jacobs	-0-	-0-	780,500	(2)	50,000	-0-	-0-

(1)	Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for the Company’s common stock as reported by NASDAQ Trading and Market Services on December 30, 2005 was $0.28 per share. Value is calculated by multiplying (a) the difference between $0.28 and the option exercise price by (b) the number of shares of common stock underlying the option.
(2)	Does not include warrants held by Mr. Jacobs that entitle him to purchase up to 440,000 shares of our common stock at a price of $0.30 per share.

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

2000 Incentive Compensation Plan

Our 2000 Incentive Compensation Plan (the “Plan”) was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provides for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. As of December 31, 2005, the Company had reserved an aggregate of 12,000,000 shares of common stock for grants under the Plan, pursuant to an amendment to the Plan approved by the shareholders in June 2005. As of December 31, 2005, the Company had issued, or committed to issue, options entitling the holders thereof to acquire up to 6.37 million shares under the plan, leaving a total of 5.63 million shares available for future grants. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. Options have a term of ten years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. In general, options issued under the Plan must be exercised within 90 days of an employee’s disassociation from the Company. The exercise prices of the options range from $0.24 per share to $2.50 per share, and generally have scheduled vesting. Upon expiration of unexercised options, the unexercised shares subject to such options will again be available for purposes of the Plan.

Options Granted Outside of Our 2000 Incentive Compensation Plan

As of December 31, 2005, we had options outstanding allowing the holders thereof to purchase an aggregate of 6.56 million shares of common stock with a range of exercise prices from $0.10 to $2.50 per share. Options for a total 5,600,000 shares expire on March 22, 2012, unless terminated earlier in accordance with their terms. All other non-plan options have a term of ten years from the date of grant unless otherwise terminated in accordance with their terms. In general, options granted outside the Plan must be exercised within 90 days of an employee’s disassociation from the Company. All options granted outside of our Plan were exercisable as of December 31, 2005.

Director Compensation

In serving on our Board, non-employee directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Non-employee directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the Audit Committee. In connection with their service to the Company in 2005, each non-employee director received an option for 20,000 shares of common stock at an exercise price equal to the price of our common stock at date of grant.

Audit Committee and Audit Committee Financial Expert

The Company has an Audit Committee comprised of two members selected from its Board of Directors. Paul D. DeStefanis and William L. Harvey serve as the Company’s Audit Committee. The Board of Directors determined, at the time of their appointment, that each of them was independent under applicable rules of the American Stock Exchange. Further, the Board of Directors determined that the Audit Committee has at least one financial expert, who is William Harvey.

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

Item 11. Security Ownership of Certain Beneficial Owners

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 28, 2006 with respect to the beneficial ownership of common stock by: (i) each executive officer named in the Summary Compensation Table; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.

Name of Beneficial Owner(1)	No. of shares		Percentage(2)
Marshall T. Leeds	15,394,927	(3)	44.8%
Richard Parker	3,421,927	(4)	11.9%
Steven C. Jacobs	1,300,500	(6)	4.4%
Sanford B. Cohen	80,000	(7)	*
Paul D. DeStefanis	240,000	(8)	*
William L. Harvey	45,000	(9)	*
Antares Capital Fund III Limited Partnership(10)	4,000,000		14.2%
The Equity Group Inc. Profit Sharing Plan & Trust(11)	1,600,000	(11)	5.7%
All executive officers and directors as a group (5 persons)	17,060,427	(12)	47.7%

*	Represents less than 1% of the issued and outstanding common stock of the company.
(1)	Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 980 North Federal Highway, Suite 310, Boca Raton, Florida 33432.
(2)	Based on 28,210,075 shares outstanding on February 28, 2006, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of February 28, 2006, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3)	Includes: (a) 6,400,000 shares of common stock; (b) 5,640,000 issuable pursuant to options exercisable within the next 60 days; and (c) 3,354,927 shares of common stock beneficially owned by Mr. Parker but for which Mr. Leeds has sole voting power pursuant to a Shareholders’ Voting Agreement and Irrevocable Proxy, which shares include: (i) 2,854,927 outstanding shares beneficially owned by Mr. Parker; and (ii) 500,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(4)	Includes: (i) 2,352,992 shares of common stock; (ii) 466,935 shares owed jointly with his spouse; (iii) 22,000 shares owned by his spouse; (iv) 500,000 shares issuable pursuant to stock options exercisable within the next 60 days; and (v) 80,000 shares he and/or his spouse control as trustees of two foundations and a trust. Mr. Parker’s address is 417 Magnolia Avenue, Melbourne Beach, Florida 32951.
(5)	Omitted.
(6)	Includes 780,500 shares issuable pursuant to stock options exercisable within the next 60 days, and 440,000 shares issuable pursuant to currently exercisable warrants.
(7)	Includes 80,000 shares issuable pursuant to stock options exercisable within the next 60 days.

(8)	Includes 200,000 shares of common stock and 40,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(9)	Includes 45,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(10)	Address: 7900 Miami Lakes Drive West, Miami Lakes, Florida 33016. Antares Capital Fund III Limited Partnership (“ACF”) is a Delaware limited partnership whose general partner is Antares Capital Partners III, L.L.C. (“ACP”), a Florida limited liability company. As the general partner, ACP has sole voting authority over ACF’s investments. The managing partners of ACP are Jonathan I. Kislak and Randall Poliner.
(11)	Address: 800 Third Avenue, 36th Floor, New York, NY 10022. The co-trustees of the Equity Group Inc. Profit Sharing Plan & Trust are Robert Goldstein and Loren Mortman, either of whom has voting authority over the Trust’s investments. Also, Ms. Mortman and her spouse jointly own 200,000 shares of common stock.
(12)	Includes 7,395,125 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days.

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

Item 12. Certain Relationships and Related Transactions.

There were no related party transactions during the years ended December 31, 2004 or December 31, 2005.

Item 13. Exhibits

A. Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Name
2.1	Merger Agreement by and among the Registrant, Summit Brokerage Services, Inc. and Summit Transitory Sub, Inc. dated July 17, 2003 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (2)

10.1	2000 Incentive Compensation Plan, as amended (8)

10.1.1	2000 Incentive Compensation Plan, as amended on June 22, 2005 (9)

10.2	Stock Purchase Agreement by and among the Summit Brokerage Services, Inc., Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)

10.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (3)

10.5	Shareholders’ Voting Agreement and Irrevocable Proxy by and among Summit Brokerage Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002 (4)

10.6.1	Commercial Lease between Summit Brokerage Services, Inc. and First America Living Trust, dated May 22, 2002 (4)

10.6.2	Employment Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (4)

10.6.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.6.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.7	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (5)

10.8	Form of Warrants dated effective March 19, 2003 (6)

10.9	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective March 19, 2003 (8)

10.10	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective April 11, 2003 (8)

10.11	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.12	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)

10.13	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.14	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.15	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #310 of 980 N. Federal Highway, Boca Raton, Florida*

10.16	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #311 of 980 N. Federal Highway, Boca Raton, Florida*

10.17	Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida*

10.18	Addendum to the Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida*

21.1	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on September 15, 2004, File No. 333-108818.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(3)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended March 31, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended June 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(6)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(7)	Incorporated by reference to the Form 8-K filed on April. 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.
(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.
(9)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2005, filed on August 15, 2005, file no. 0-29337.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Moore Stephens Lovelace, P.A., our principal accountants, billed us an aggregate of approximately $71,000 and $69,000 for each of the fiscal years ended December 31, 2005 and 2004, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during such fiscal years.

Audit Related Fees

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in the fiscal years ended December 31, 2005 and 2004 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants did not bill us any for any fees or expenses for services performed relating to tax compliance, tax advice and tax planning in the fiscal year ending December 31, 2005. For the fiscal year ending December 31, 2004, our principal accountants billed us $8,700.

All Other Fees

Our principal accountants did not bill us any additional fees in the fiscal years ended December 31, 2005 and 2004 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors were authorized to perform audit services for the fiscal year ended 2005 by our Board of Directors and the Company’s Chief Executive Officer and Chief Financial Officer. Moore Stephens Lovelace, P.A. was appointed by our Audit Committee as our independent auditors for purposes of auditing and reviewing our financial statements for 2005. Our principal auditors informed our Audit Committee of the scope and nature of each service to be provided. During the year ended December 31, 2005, all services and fees rendered by Moore Stephens Lovelace, P.A. were approved by our Audit Committee in advance of providing such services.

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

Date: March 31, 2006

/s/ Steven C. Jacobs
Steven C. Jacobs Executive Vice President and Chief Financial Officer (principal financial officer)

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marshall T. Leeds	Chairman of the Board and Chief Executive Officer	March 31, 2006
Marshall T. Leeds	(principal executive officer)

/s/ Steven C. Jacobs Steven C. Jacobs	Executive Vice President, Chief Financial Officer, and Secretary	March 31, 2006
(principal financial officer)

/s/ Paul D. DeStefanis	Director	March 31, 2006
Paul D. DeStefanis

/s/ William L. Harvey	Director	March 31, 2006
William L. Harvey

/s/ Sanford B. Cohen	Director	March 31, 2006
Sanford B. Cohen

SUMMIT FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

(FORMERLY KNOWN AS SUMMIT BROKERAGE SERVICES, INC.

AND SUBSIDIARIES)

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Summit Financial Services Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Summit Financial Services Group, Inc. and Subsidiaries (formerly known as Summit Brokerage Services, Inc. and Subsidiaries) as of December 31, 2005, and the related consolidated statements of income and loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
February 10, 2006

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Financial Condition

December 31, 2005

ASSETS
Cash and cash equivalents	$3,448,247
Deposit held at clearing broker	25,849
Commissions receivable	618,958
Other receivables	258,818
Securities owned, at fair value	10,554
Prepaid expenses	290,532
Property and equipment, net	65,818
Goodwill	500,714
Customer list, net	539,726

Total assets	$5,759,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,226,418
Accrued commissions expense	946,430
Note payable, net	611,287

Total liabilities	2,784,135

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 60,000,000 shares; 28,224,987 issued and 28,210,075 outstanding	2,822
Additional paid-in capital	8,901,866
Unearned stock compensation	(218,654)
Treasury stock, 14,912 shares, at cost	(10,884)
Accumulated deficit	(5,700,082)

Total stockholders’ equity	2,975,081

Total liabilities and stockholders’ equity	$5,759,216

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Loss

For The Years Ended December 31, 2005 and 2004

	2005	2004
Revenues
Commissions	$20,961,017	$17,013,971
Interest and dividends	802,387	597,352
Other	382,629	306,899

	22,146,033	17,918,222

Expenses
Commissions and clearing costs	16,871,540	13,485,107
Employee compensation and benefits	2,988,660	2,391,989
Occupancy and equipment	453,058	474,754
Communications	338,811	374,184
Professional expenses	1,223,493	440,729
Depreciation and amortization	200,059	197,270
(Gain) / Loss on disposition of assets	355	(1,071)
Other operating expenses	330,346	374,544

	22,406,322	17,737,506

Net income (loss) before income taxes	(260,289)	180,716

Provision for income taxes	—	—

Net income (loss)	$(260,289)	$180,716

Basic income (loss) per common share	$(0.01)	$0.01

Diluted income (loss) per common share	$(0.01)	$0.01

Weighted average common shares outstanding
Basic	28,203,502	28,176,935

Diluted	28,203,502	31,481,509

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2005 and 2004

	Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Treasury Stock	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares Outstanding	Par Value	Number of Shares Outstanding	Par Value
Balances, December 31, 2003	125,000	$13	28,128,707	$2,817	$8,904,658	$(677,275)	$(21,746)	$(5,581,509)	$2,626,958
Preferred stock dividend	—	—	—	—	—	—		(21,000)	(21,000)
Issuance of treasury stock	—	—	27,154	—	—	—	10,862	—	10,862
Issuance of common stock for services – non employees	—	—	18,810	2	7,516	—	—	—	7,518
Issuance of common stock for services – employees	—	—	20,409	2	5,408	—	—	—	5,410
Issuance of options – non-employees	—	—	—	—	81,649	(81,649)	—	—	—
Issuance of options – employees (net of cancellations)	—	—	—	—	(84,791)	84,791	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	182,713	—	—	182,713
Net income/(loss)	—	—	—	—	—	—	—	180,716	180,716

Balances, December 31, 2004	125,000	$13	28,195,080	$2,821	$8,914,440	$(491,420)	$(10,884)	$(5,421,793)	$2,993,177
Preferred stock dividend	—	—	—	—	—	—	—	(18,000)	(18,000)
Issuance of common stock for services – non employees	—	—	14,995	1	5,144	—	—	—	5,145

Issuance of options – non-employees	—	—	—	—	135,396	(135,396)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(153,114)	408,162	—	—	255,048
Net income/(loss)	—	—	—	—	—	—	—	(260,289)	(260,289)

Balances, December 31, 2005	125,000	$13	28,210,075	$2,822	$8,901,866	$(218,654)	$(10,884)	$(5,700,082)	$2,975,081

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities
Net income/(loss)	$(260,289)	$180,716
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	20,155	16,190
Stock-based compensation and consulting	260,193	195,639
Loss on disposition of assets	355	(1,071)
Amortization of customer list and imputed interest	215,525	237,064
Changes in:
Deposit held at clearing broker	50,311	(143)
Commission receivable	(339,969)	101,423
Other receivables	(95,170)	(63,835)
Prepaid expenses	(20,327)	(187,067)
Securities owned	(7,494)	(225)
Accounts payable and accrued expenses	430,877	63,284
Accrued commissions expense	22,198	272,729

Net cash provided by operating activities	276,365	814,704

Cash flows from investing activities
Purchase of property and equipment	(32,394)	(9,067)
Proceeds from disposition of assets	1,000	3,442

Net cash used in investing activities	(31,394)	(5,625)

Cash flows from financing activities
Dividends paid – preferred stock	(18,000)	(21,000
Payments on debt obligation	(271,083)	(406,837)

Net cash used in financing activities	(289,083)	(427,837)

Net increase (decrease) in cash and cash equivalents	(44,112)	381,242
Cash and cash equivalents at beginning of year	3,492,359	3,111,117

Cash and cash equivalents at end of year	$3,448,247	$3,492,359

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Summit Financial Services Group, Inc. (“SFSG”) is a holding company whose principal operating subsidiary is Summit Brokerage Services, Inc. (“SBS”). SBS is a National Association of Securities Dealers (“NASD”) member firm. SBS is an independent broker-dealer offering financial services to clients across the country through its network of approximately 85 independent broker-dealer branch offices as well as its one company-owned office.

CORPORATE REORGANIZATION - On February 26, 2004, the shareholders of SBS approved a corporate reorganization whereby SBS became a wholly-owned subsidiary of SFSG. Additionally at that time, SBS shareholders approved an increase in: (i) the number of authorized shares of common stock available for grant under the 2000 Incentive Compensation Plan (See NOTE 5) from 4,000,000 to 7,000,000 (which amount was subsequently increased pursuant to shareholder approval in June 2005 to 12,000,000), and (ii) the number of shares of common stock authorized to be issued from 50,000,000 to 60,000,000.

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the SFSG and its subsidiaries (collectively, the “Company’). SFSG’s primary subsidiary is Summit Brokerage Services, Inc., (an NASD member firm) and its wholly owned subsidiaries Summit Financial Group, Inc. (a registered investment advisor), SBS Insurance Agency of Florida, Inc. (an insurance business), and Summit Holding Group, Inc. (a holding company). Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

DEPOSIT HELD AT CLEARING BROKERS - The Company has an interest-bearing reserve deposit with certain clearing brokers. These clearing brokers require deposits of all introducing brokers for whom they transact business.

COMMISSIONS RECEIVABLE - Based upon past experience and a review of the individual accounts, management believes the commissions receivable as of December 31, 2005 are fully collectible; accordingly, no allowance has been recorded.

SECURITIES OWNED, AT FAIR VALUE - Securities owned are valued at estimated fair value as determined by management. The resulting differences between cost and estimated fair value are included in the consolidated statements of income and loss.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years.

TREASURY STOCK - Treasury stock is reflected at cost.

COMMISSIONS REVENUE AND EXPENSE - Commission revenue and the corresponding expense are recorded on a trade-date basis. The Company receives commissions on securities transactions sold by its financial advisors. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the financial advisors based on a formal commission payout schedule maintained with each representative and/or branch licensee.

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

STOCK OPTIONS - The Company accounts for all option issuances in accordance with either Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” (for those options issued to employees) or Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation” (for those options issued to non-employees). Where a charge is related to options issued to employees, the expense is included within the caption entitled Employee Compensation and Benefits in the accompanying Consolidated Statements of Income and Loss. Where a charge is related to options issued to non-employees, the expense is included within the same statements under the caption entitled Professional Expenses. See Note 8 - Stock Options and Warrants.

The Company accounts for stock options issued to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” If options are granted to employees for services and other consideration with an exercise price below the fair market value of the common stock on the date of grant, the difference between the fair market value and the exercise price is charged to either stock-based compensation expense (where the options are issued for services previously performed) or unearned stock compensation (where the options are issued for services to be performed in the future). Any amounts charged to unearned stock compensation are amortized ratably over the period(s) in which the options are earned, which in general is the vesting period. Stock-based compensation expense and amortization of unearned stock compensation related to employees are included within the caption entitled Employee Compensation and Benefits in the accompanying Consolidated Statement of Income and Loss.

The Company accounts for stock options issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 requires that options granted for services are to be recorded at fair market value at the date of grant, regardless of the exercise price of the options. The Company determines fair market value by using the Black-Scholes option pricing model. The fair market value is then charged to stock-based compensation (where the options are issued for services previously performed) or unearned stock compensation (where the options are issued for services to be performed in the future). Any amounts charged to unearned stock compensation are amortized ratably over the period(s) in which the options are earned, which in general is the vesting period. Stock-based compensation and any amortization of unearned stock compensation related to non-employees are included within the caption entitled Professional Expenses in the accompanying Consolidated Statements of Income and Loss. To the extent many of the Company’s financial advisors are independent, they are therefore considered non-employees for purposes of accounting for stock option activity.

FAS 123 requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in FAS 123 (see Note 8).

INCOME/(LOSS) PER SHARE - Basic income/(loss) per share for the years ended December 31, 2005 and 2004 have been computed by dividing net income/(loss) (less preferred dividends of $18,000 and 21,000 in 2005 and 2004, respectively) by the weighted average number of common shares outstanding. For the year ended December 31, 2005, diluted loss per share is the same as basic, as the dilutive calculation would have either no or an anti-dilutive effect because of the net loss. For the year ended December 31, 2004, the following table reflects the effect of dilutive options and warrants and convertible preferred stock on basic and diluted earnings per share (“EPS”):

	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Net income	$180,716
Less preferred stock dividends	21,000

Income available to common stockholders	159,716	28,176,935	$0.01

Effect of dilutive options and warrants	—	3,304,574

Diluted EPS
Income available to common stockholders plus assumed conversions	$159,716	31,481,509	$0.01

The number of potentially dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2005 and 2004, totaled 14,549,779 and 13,814,406, respectively.

New Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. FIN 47 was adopted by the Company in 2005. Adoption of this statement did not have a material impact on the Company’s consolidated financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) to the first period of the first fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company plans to adopt SFAS No. 123(R) using the modified-prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standards would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings -(See Note 8).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3.” The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among other things, the determination of the amounts to accrue with respect to certain litigation, the ultimate outcome of which is not determinable until such litigation has been settled, the valuation of intangible assets and stock based compensation. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net loss from 2004.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Computer systems and software	$103,248
Equipment and furniture	6,000
Other	591

Total	109,839
Less: accumulated depreciation	(44,021)

Total property and equipment	$65,818

Depreciation expense was $20,155 and $16,190 for the years ended December 31, 2005 and 2004, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2005:

Accounts payable	$517,013
Accrued expenses and other accrued liabilities	602,241
Accrued wages and other	107,164

$1,226,418

NOTE 4 – GOODWILL AND CUSTOMER LIST

On January 2, 2003, the Company acquired, in an asset purchase agreement, the Boca Raton Branch of Wachovia Securities Financial Network, Inc. (the “Branch”). The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price is being paid by SBS in periodic payments over the four-year period commencing January 2003. The continuous employment of all of the representatives was not guaranteed; however, for certain representatives who did not maintain employment with the Company through the period ending January 2, 2005, a pro-rata adjustment was made to the purchase price.

Based upon management’s estimates, the original purchase price, including transaction costs, was allocated as follows: Customer list - $1,142,000; Goodwill - $532,000; Equipment - $6,000; imputed interest - $176,000. Customer list is being amortized over its estimated beneficial life of six years. Amortization of customer list was approximately $180,000 for each of the years ended December 31, 2005 and December 31, 2004. Imputed interest is presented as a discount on the note payable and is being amortized over the life of the loan, at 5.25%, using the effective-interest method. Amortization of imputed interest for the years ended December 31, 2005 and December 31, 2004 was approximately $35,000 and $54,000, respectively. As of December 31, 2005, Note payable, net, consisted of the following:

Non-interest bearing acquisition note	$620,610
Unamortized imputed interest at 5.25%	(9,323)

Note payable, net	$611,287

Future minimum principal payments on the note are as follows:

Year Ending December 31,	Minimum Payment
2006	$575,465
2007	$45,145

Future amortization of customer list is as follows:

Year Ending December 31,	Amount
2006	$180,000
2007	$180,000
2008	$180,000

As of the date of the acquisition, there were no contingent considerations that needed to be recorded in accordance with SFAS No. 141. The Company anticipates this goodwill to be fully deductible for tax purposes over fifteen years.

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” the customer list and goodwill are reviewed for impairment, with the Company recording such adjustments, if any, that are deemed appropriate. As of December 31, 2005, management believes that no impairment charges were warranted.

NOTE 5 - COMMON STOCK

In July 2000, the Company established the 2000 Incentive Compensation Plan (the “Plan”). The terms of the Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company’s performance.

NOTE 6 - PREFERRED STOCK

On March 27, 2002 the Company amended its Articles of Incorporation to designate 150,000 shares as Series A Convertible Preferred Stock from its 5,000,000 authorized shares of “blank check” preferred stock, par value $0.0001 per share. During the year ended December 31, 2001, the Company issued 125,000 shares of 12%, cumulative Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $125,000. The number of shares of common stock which may be issued in respect of the shares of Series A Preferred Stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A Preferred Stock being converted multiplied by 115% of the subscription price of $1.00 per Series A Preferred share, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the Series A Preferred Stock were converted as of December 31, 2005 was 143,750. All such Series A Preferred Stock is non-voting stock. The holders of Series A Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During the year ended December 31, 2005, $18,000 in cash dividends were paid. As of December 31, 2005, undeclared dividends in arrears approximated $14,300. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of Series A Preferred Stock. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7 - TREASURY STOCK

Treasury stock is reflected at cost, and consists of 14,912 shares of common stock at December 31, 2005 and 2004, respectively.

NOTE 8 - STOCK OPTIONS AND WARRANTS

The Company accounts for all option issuances in accordance with either APB No. 25 (for those options issued to employees) or FAS No. 123, “Accounting for Stock-Based Compensation” (for those options issued to non-employees). In connection therewith, the Company either records an expense in the current period equal to the intrinsic value of the employee options issued, or amortizes the intrinsic value of the issued option over its vesting period. Where the charge is related to options issued to employees, the expense is included within the caption entitled Employee Compensation and Benefits in the accompanying Consolidated Statements of Income and Loss. Where the charge is related to options issued to non-employees, the expense is included within the same statements under the caption entitled Professional Expenses. In connection with the Reorganization, all of the outstanding options and warrants to acquire shares in SBS were cancelled, with the option holders being issued options and warrants to acquire equivalent shares in SFSG.

During 2005, the Company issued, in the aggregate, options to non-employees entitling the holders thereof to purchase up to 942,910 shares with a fair market value of approximately $136,000. This compares with the issuance to non-employees, during 2004, of options entitling the holders thereof to purchase up to 394,055 shares with a fair market value of approximately $89,000. As a result of the amortization of these issuances, as well as issuances prior to 2005, the Company recognized a net expense of approximately $38,000 for the year ended December 31, 2005, versus a net expense of approximately $76,000 for the year ended December 31, 2004. During 2005 and 2004, the Company issued options to employees entitling the holders thereof to purchase up to 705,859 and 1,349,325 shares, respectively, which issuances were recorded at their intrinsic value of $0.00. For the years ended December 31, 2005 and 2004, the Company recognized a net expense of approximately $217,000 and $84,000, respectively, related to the amortization of unearned stock based compensation to employees.

Certain non-employees and employees discontinued providing services or employment with the Company for which unearned compensation was being expensed. The Company’s policy states that, in general, upon disengagement with the Company, all vested options must be exercised within 90 days or the options become forfeited. If the options are forfeited for which expense has been previously recorded, the Company recaptures the expense in the current period. For the years ended December 31, 2005 and 2004, options covering 562,425 and 357,111 shares, respectively, were forfeited and approximately $61,000 and $2,000 of amortization expense was recaptured for non-employees. For the years ended December 31, 2005 and 2004, options covering 350,971 and 546,731 shares were forfeited and approximately $26,000 and $21,000, respectively, of amortization expense was recaptured for employees.

Stock option activity during 2005 was as follows:

	Number of Options	Weighted average Exercise Price
Outstanding at December 31, 2003	11,353,119	$0.45
Granted	1,743,379	$0.40
Forfeited	(903,842)	$1.20

Outstanding at December 31, 2004	12,192,656	$0.39
Granted	1,648,769	$0.29
Forfeited	(913,396)	$0.67

Outstanding at December 31, 2005	12,928,029	$0.35

Shares exercisable at December 31, 2005	10,998,063	$0.36

The range of exercise prices for options outstanding at December 31, 2005 was $0.10 to $2.50. The following table summarizes information about options outstanding at December 31, 2005:

	Outstanding Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10 - $0.25	6,901,120	5.8	$0.24
$0.28 - $0.42	2,569,974	6.0	$0.37
$0.45 - $0.60	3,011,310	5.7	$0.53
$0.70 - $0.80	362,520	6.9	$0.73
$1.00 - $2.50	83,105	4.3	$1.78

	12,928,029	5.8	$0.35

	Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price
$0.10 - $0.25	6,100,000	$0.24
$0.28 - $0.42	1,699,291	$0.39
$0.45 - $0.60	2,841,277	$0.53
$0.70 - $0.80	274,390	$0.72
$1.00 - $2.50	83,100	$1.78

	10,998,063	$0.36

The Company accounts for its options according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and follows the disclosure provisions of FAS 123. Accordingly, if options are granted to employees for services and other consideration with an exercise price below the fair market value of the common stock on the date of the grant, the difference between the exercise price and the fair market value is charged to operations and/or unearned stock compensation. For the years ended December 31, 2005 and 2004, the Company did not issue any options where the exercise price was below the fair market value on the date of grant. The fair value of the options granted during the fiscal years ended December 31, 2005 and 2004, reported below, has been estimated at the dates of grant using the Black-Scholes Option Valuation Model with the following assumptions:

	2005	2004
Expected life (in years)	1.0 – 10.0	1.0 – 10.0
Risk-free interest rate	6.0%	5.0%
Volatility	48%	207%
Dividend yield	0.0%	0.0%

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

As of December 31, 2005, the Company had a total of 1,478,000 warrants outstanding for the purchase of the Company’s common stock at an exercise price of $.30 per share. These warrants expire in March and April 2007. All of these warrants were issued in connection with private placements of the Company’s securities in 2002 and 2003. Accordingly, the Company did not recognize any expense related to these issuances.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	2005	2004
Net income/(loss), as reported	$(260,289)	$180,716
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(323,364)	(305,421)

	$(583,653)	$(124,705)

Income/(loss) per share:
Basic - as reported	$(0.01)	$0.01

Diluted - as reported	$(0.01)	$0.01

Basic - pro-forma	$(0.02)	$(0.00)

Diluted - pro forma	$(0.02)	$(0.00)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases office space under three operating leases. Under these leases, the Company occupies approximately 13,700 square feet of office space in four suites within the same building in Boca Raton, Florida. On June 25, 2003, the Company entered into two of these long-term leases for spaces totaling approximately 6,300 square feet of space. These leases, which both commenced on February 1, 2004 and expire on January 31, 2009, provide for monthly base rent totaling $9,432, plus the Company’s pro-rata share of common area expenses.

On March 22, 2005, the Company entered into an additional long-term lease for spaces totaling approximately 7,400 square feet of space. The lease, which commenced on February 1, 2005 and expires on January 31, 2010, provides for monthly base rent in the amount of $12,500, plus the Company’s pro-rata share of common area expenses as well as management fees. The lease allows for a remodeling allowance of $38,850, which has been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit is being amortized over the term of the lease as a reduction to the amount of rent expense accrued.

The minimum rent payments due under the Company’s three operating leases (based only on the base rent, without regarding to the Company’s share of common areas and other expenses) are as follows:

Year	Amount
2006	$286,000
2007	$291,000
2008	$287,000
2009	$166,000
2010	$13,000
Thereafter	$—

Total rent expense, including month-to-month leases for the years ending December 31, 2005 and 2004, was approximately $422,000 and $426,000, respectively.

Legal Proceedings

The Company is a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses that could result from these matters. Management believes that the range of potential net losses resulting from these proceedings in excess of the accrued amount, if any, will not be material to the Company’s financial position or results of operations.

The Company is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including the NASD, the United States Securities and Exchange Commission and the various securities commissions of the states and jurisdictions in which it operates. As part of the regulatory process, the Company is subject to routine examinations, the purpose of which is to determine the Company’s compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the Company has violated certain of these rules and regulations. The Company has been notified by the NASD of such alleged violations. Where possible, the Company endeavors to correct such asserted violations. In certain circumstances, and depending on the nature and extent of the violations, the Company may be subject to disciplinary action, including fines.

Natural Disasters

The Company’s operations are located in an area that has been, and will potentially be, affected by tropical storms. For both 2004 and 2005, some portion of the Company’s operations were impacted by such storms. Although the Company maintains business interruption insurance, and has filed claims related to storms in both 2004 and 2005, there can be no assurance that, in the future, the amount of such proceeds will be sufficient to offset any losses incurred. The Company does not reserve any amounts for such contingencies.

NOTE 10 - INCOME TAXES

Due to the net operating losses and valuation allowance, there was no provision for either federal or state income taxes for the years ended December 31, 2005 and 2004.

Deferred tax assets and their approximate tax effect totaled $962,000 at December 31, 2005. The significant components of the deferred tax assets were comprised of net operating losses of approximately $614,000, amortization of stock compensation of approximately $167,000, and allowances and other items aggregating approximately $181,000 for the year ended December 31, 2005.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset.

NOTE 10 - INCOME TAXES (Continued)

The valuation allowance increased approximately $5,000 for the year ended December 31, 2005.

The Company has net operating loss carryforwards of approximately $3,071,000 for federal and state income tax purposes. These loss carryforwards expire in various years through 2023. The utilization of the Company’s net operating loss carryforwards may be severely limited under Sec. 382 of the Internal Revenue Code in the event that a change of ownership has occurred.

The Company’s effective tax rate differs from the statutory federal income tax rate due to the following:

	December 31,
	2005	2004
Tax at statutory rate	34%	34%

Increase (decrease) resulting from:
Effect of reducing federal corporate tax rate to the lowest tax bracket due to recurring losses incurred by the Company	-19%	-19%
Effect of state income tax	5%	5%
Effect of non-deductibility of amortization of intangibles	-7%	-7%
Effect of other items	-13%	-13%

Effective tax rate	—	—

NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments, commissions receivable and other receivables. The Company places its temporary cash investments with financial institutions, which balances may exceed federally insured limits.

All financial instruments are carried at amounts that approximate fair value because of the short maturity of these instruments.

NOTE 12 - RELATED-PARTY TRANSACTIONS

There were no related party transactions during 2005 or 2004.

NOTE 13 - NET CAPITAL REQUIREMENT

SBS is a “Fully Disclosed Broker-Dealer.” SBS does not carry customer accounts and does not accept customer funds or securities. Instead, it has entered into a “clearing agreement” with a clearing broker and has fully disclosed all of its customer accounts to this broker.

SBS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. Under the Rule, SBS is required to maintain at least $250,000 in net capital. The rule also requires that SBS’s ratio of aggregate indebtedness to net capital not exceed 15 to 1. At December 31, 2005, SBS had net capital of approximately $1.1 million and its aggregate indebtedness to net capital ratio was 2.5 to 1.

NOTE 14 - OFF BALANCE SHEET RISK

Included in the Company’s clearing agreement with its clearing broker is an indemnification clause. This clause relates to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing broker to the extent of the net loss on the unsettled trade. At December 31, 2005, management of the Company had not been notified by the clearing broker, nor were they otherwise aware, of any potential losses relating to this indemnification.

EXHIBIT INDEX

Number	Name

10.15	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #310 of 980 N. Federal Highway, Boca Raton, Florida*

10.16	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #311 of 980 N. Federal Highway, Boca Raton, Florida*

10.17	Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida*

10.18	Addendum to the Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida*

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

12