Form 10QSB
period 2006-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2006-05-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 2, 2006
Common Stock Par value $0.0001 per share	28,210,075

Transitional Small Business Disclosure Format    ☐  Yes    ☒  No

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment, economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005 (file no. 0-29337).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

March 31, 2006 (Unaudited)

ASSETS
Cash and cash equivalents	$2,691,334
Deposit held at clearing broker	26,078
Securities owned, at fair value	12,012
Commissions receivable	1,238,672
Prepaid expenses	258,212
Other receivables, net	323,387
Goodwill & customer list, less accumulated amortization of $593,110	995,465
Property and equipment at cost, less accumulated depreciation of $50,761	77,437

TOTAL ASSETS	$5,622,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$764,859
Accrued commission expense	1,339,650
Note payable, net	447,762

TOTAL LIABILITIES	2,552,271

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 60,000,000 shares; 28,224,987 issued and 28,210,075 outstanding	2,822
Additional paid-in capital	8,901,866
Unearned stock compensation	(181,376)
Treasury stock (14,912 shares, at cost)	(10,884)
Accumulated deficit	(5,642,115)

TOTAL STOCKHOLDERS’ EQUITY	3,070,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,622,597

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$6,289,885	$4,415,726
Interest and dividends	237,822	165,687
Other	90,673	82,339

	6,618,380	4,663,752

EXPENSES
Commissions and clearing costs	5,108,113	3,449,065
Employee compensation and benefits	795,106	656,005
Occupancy and equipment	116,926	114,588
Communications	96,626	84,947
Legal, accounting and litigation costs	69,998	27,820
Depreciation and amortization	51,716	49,222
Other operating expenses	318,928	190,244

	6,557,413	4,571,891

NET INCOME BEFORE INCOME TAXES	60,967	91,861

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$60,967	$91,861

BASIC EARNINGS PER SHARE	$0.00	$0.00

DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,195,080

DILUTED	29,115,627	29,976,958

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$60,967	$91,861
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	6,740	4,246
Stock based compensation / consultant expenses, net	37,278	32,723
Amortization of customer list, imputed interest and forgivable notes receivable	58,758	55,693
Changes in:
Deposit held at clearing broker	(229)	(106)
Commissions receivable	(619,714)	(789,859)
Other receivables	(72,619)	1,165
Prepaid expenses and other	32,319	119,243
Securities owned	(1,458)	(150)
Accounts payable and accrued expenses	(511,284)	(231,618)
Accrued commission expense	442,945	55,230

Net cash used by operating activities	(566,297)	(661,572)

Cash flows from investing activities
Purchase of property and equipment	(18,359)	(3,566)

Net cash used by investing activities	(18,359)	(3,566)

Cash flows from financing activities
Payment of preferred stock dividend	(3,000)	(6,000)
Payments on debt obligations	(169,257)	—

Net cash used by financing activities	(172,257)	(6,000)

Net decrease in cash and cash equivalents	(756,913)	(671,138)
Cash and cash equivalents at beginning of period	3,448,247	3,492,359

Cash and cash equivalents at end of period	$2,691,334	$2,821,221

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 - GENERAL

The condensed consolidated financial statements for the three-month periods ended March 31, 2006 and March 31, 2005 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

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

Certain amounts from the prior period have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the reported net income for the three-month period ended March 31, 2005.

NOTE 2 - STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of stock options calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method.

As of March 31, 2006, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 14.2 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into 140,000 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for approximately 6.1 million shares only, since the options and warrants for the remaining approximately 8.1 million shares are either non- or anti-dilutive.

Preferred stock dividends in arrears as of March 31, 2006 approximated $15,000.

Stock-Based Awards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) to the first period of the first fiscal year beginning after June 15, 2005. The Company was required to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company has adopted SFAS No. 123(R) using the modified-prospective method. For the period ended March 31, 2006, the Company recorded approximately $103,000 related to the adoption of SFAS No. 123(R), which represents the aggregate estimated fair market value of unvested employee stock options outstanding as of January 1, 2006. The Company accounts for stock-based compensation of non-employees using the fair market value method under the provisions of SFAS No. 123.

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

During the three-month period ended March 31, 2006, the Company did not issue, or commit to issue, any options to either employees or non-employees. During that same period, however, the Company recognized approximately $7,500 and $29,700 of expense related to the issuance in prior periods of options to employees and non-employees, respectively.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25. In accordance with the modified prospective transition method, the Company has not restated its results for the three-month period ended March 31, 2005 included herein as part of the Condensed Consolidated Statements of Income. Had compensation costs for the shared-based awards to employees been determined consistent with SFAS No. 123(R) for that period, the Company would have recorded net income of $29,538 and net income per share – both basic and diluted – of $0.00 per share.

For The Three Months Ended March 31, 2005
Net income as reported:	$91,861
Deduct: Additional stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(62,323)

Pro forma net income loss	$29,538

Net earnings loss per share:
Basic and diluted – as reported	$0.00

Basic and diluted – pro forma	$0.00

NOTE 3 – INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the three months ended March 31, 2006 of approximately $20,000, fully offset by the use of an equal portion of the Company’s net operating loss carryforward.

NOTE 4 - NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2006, Summit Brokerage had net capital of approximately $1.32 million, which was $1.07 million in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.93 to 1 at March 31, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month periods ended March 31, 2006 and 2005 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

Summit Brokerage is a financial services firm that provides full service retail securities brokerage through its network of approximately 180 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 90 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

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

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. Summit Brokerage is licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Our registered investment advisor, SFG, is licensed to conduct business in 32 states, as well as the District of Columbia.

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

Although we reported a profit for both the three-month periods ended March 31, 2006 and 2005, we have a history of operating losses. We believe our improved revenue performance, when compared with our results for the comparable prior period, is due primarily to the addition of higher producing registered representatives. Our results, however, were negatively impacted by the incurrence of additional expenses related to the development of our infrastructure as well as fees paid to professionals. In addition to the aforementioned, our financial results, in general, can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, our revenues may suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended March 31, 2006 (the “2006 Quarter”) and the comparable period in the prior year (the “2005 Quarter”).

Comparison of Three Months Ended March 31, 2006 and March 31, 2005

Revenue:

Commission revenue of $6.3 million for the 2006 Quarter represents an increase of $1.9 million, or 41%, when compared to commission revenue of $4.4 million for the 2005 Quarter. We believe the main factor contributing to this growth is the net addition of several financial advisors whose gross production exceeded the average gross production of existing Summit registered representatives.

In any quarter, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any quarter, we may add or lose a significant number of registered representatives who focus primarily on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Expenses:

Commissions and clearing costs increased to $5.1 million during the 2006 Quarter, which represents an increase of $1.7 million, or 50%, over the $3.4 million reported for the 2005 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, increased in the 2006 Quarter to 81% from 78% in the 2005 Quarter. This increase is primarily attributable to a greater percentage of our total commission revenues being generated by our independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Branch. Prospectively, we would expect commissions and clearing costs, as a percentage of commission revenue, to continue to increase as we recruit more independent financial advisors.

Employee compensation and benefits increased by approximately $139,000 to approximately $795,000 during the 2006 Quarter, or an approximate increase of 21% when compared with the approximately $656,000 reported for the 2005 Quarter. This increase was due primarily to an increase in salaries related to the addition of new employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2006 Quarter, a total of $8,000 of such expenses related to the amortization of unearned stock compensation. For the 2005 Quarter, we expensed a total of approximately $24,000 related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2006 Quarter did not vary significantly from the 2005 Quarter.

Legal, accounting and litigation costs increased by approximately $42,000 or 151%, from approximately $28,000 during the 2005 Quarter to approximately $70,000 during the 2006 Quarter. The increase in costs during the 2006 Quarter is largely attributable to an increase in accounting and auditing fees, as well as an increase in legal fees.

Communications costs increased by approximately $12,000, or 14%, to approximately $97,000 in the 2006 Quarter in comparison to $85,000 in the 2005 Quarter. The increase in communications costs between the 2006 Quarter and the 2005 Quarter is due primarily to costs associated with upgrading certain of our technology platforms.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $129,000, or 68%, to approximately $319,000 during the 2006 Quarter versus approximately $190,000 for the 2005 Quarter. The increase in costs is mainly associated with business development and financial advisor-related activities incurred during the 2006 Quarter, as well as fees paid to consultants. Other operation expenses for the 2006 Quarter also include approximately $30,000 attributable to the net amortization of unearned stock compensation related to the issuance of common stock equivalents to non-employees. This compares with amortization of unearned stock compensation of $9,000 recorded for the 2005 Quarter.

Net Income:

For the 2006 Quarter, we generated net income of approximately $61,000, or $0.00 per basic and diluted share, as compared to the net income reported for the 2005 Quarter of approximately $92,000, or $0.00 per basic and diluted share.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $566,000 during the 2006 Quarter, compared to net cash used of approximately $662,000 for the 2005 Quarter. The decrease in cash used by operating activities in the 2006 Quarter, compared to the 2005 Quarter, was due largely to an increase of approximately $620,000 in commissions receivable during the 2006 Quarter, versus approximately $790,000 during the 2005 Quarter. Cash flows from operating activities were also negatively impacted by a decrease in accounts payable and accrued expenses during the 2006 Quarter of approximately $511,000, versus a decrease of approximately $232,000 during the 2005 Quarter. In addition, an increase in accrued commission expense contributed approximately $443,000 to our cash flows from operating activities in the 2006 Quarter, versus a contribution of more than $55,000 in the 2005 Quarter. These factors were only partially offset by the decrease in net income during the 2006 Quarter compared to the 2005 Quarter, and by a positive cash impact of only $32,000 due to a decrease in prepaid expenses and other during the 2006 Quarter, versus a decrease in prepaid expenses and other of approximately $119,000 during the 2005 Quarter.

Cash and cash equivalents decreased during the 2006 Quarter by approximately $757,000 to approximately $2,700,000 at March 31, 2006 from approximately $3,450,000 at December 31, 2005. This decrease was due almost entirely to the increase in cash used by operations as previously described.

During the 2006 Quarter, we purchased approximately $18,000 of property and equipment, which amount was $14,000 more than the approximately $4,000 purchased during the 2005 Quarter. We do not project material capital expenditures over the next twelve months.

Financing activities used cash of $172,000 during the 2006 Quarter, which was comprised of payments in the amount of $169,000 to Wachovia Securities in connection with our purchase of the Boca Branch, as well as the payment of dividends on our Series A preferred stock in the amount of $3,000.

Inflation. Inflation has not been a major factor in our business since inception.

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

PART II. OTHER INFORMATION

Item 5. Other Information

Paragraph (a)

On May 12, 2006, the Compensation Committee of Summit’s Board of Directors voted to approve the payment of a discretionary bonus of $40,000 to Mr. Leeds. Mr. Leeds’ employment agreement provides for a discretionary cash bonus per year, in such amount as may be approved by the Board, or by the Compensation Committee thereof, upon consideration of factors deemed relevant and appropriate. The Compensation Committee employed primarily subjective criteria in making its determination.

Item 6. Exhibits

Number	Name
2.1	Merger Agreement by and among the Registrant, Summit Brokerage Services, Inc. and Summit Transitory Sub, Inc. dated July 17, 2003 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (2)

10.1	2000 Incentive Compensation Plan, as amended (8)

10.1.1	2000 Incentive Compensation Plan, as amended as of June 22, 2005 (10)

10.2	Stock Purchase Agreement by and among the Summit Brokerage Services, Inc., Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)

10.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (3)

10.4	Employment Agreement between the Registrant and Marshall T. Leeds effective July 19, 2004 (9)

10.5	Shareholders’ Voting Agreement and Irrevocable Proxy by and among Summit Brokerage Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002.(4)

10.6.1	Commercial Lease between Summit Brokerage Services, Inc. and First America Living Trust, dated May 22, 2002 (4)

10.6.2	Employment Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (4)

10.6.3	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.6.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.7	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (5)

10.8	Form of Warrants dated effective March 19, 2003 (6)

10.9	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective March 19, 2003 (8)

10.10	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs dated effective April 11, 2003 (8)

10.11	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.12	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)

10.13	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.14	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.15	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #310 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.16	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #311 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.17	Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suties #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.18	Addendum to the Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (11)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on September 15, 2003, File No. 333-108818

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.

(3)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.

(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.

(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.

(6)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.

(7)	Incorporated by reference to the Form 8-K filed on April. 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.

(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.

(9)	Incorporated by reference to the Registrant’s Form l0-KSB for the fiscal year ended December 31, 2004, filed March 31, 2005, file no. 0-29337.

(10)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2005, filed on August 15, 2005, file no. 0-29337.

(11)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006, file no. 0-29337.

[Signature Page Follows]

SUMMIT FINANCIAL SERVICES GROUP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006	Summit Financial Services Group, Inc. (Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2006	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002