Form 10QSB
period 2006-06-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2006-08-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒  Yes    ☐  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 6, 2005
Common Stock Par value $0.0001 per share	28,210,075

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

June 30, 2006 (Unaudited)

ASSETS
Cash and cash equivalents	$2,922,369
Deposit held at clearing broker	26,343
Securities owned, at fair value	8,970
Commissions receivable	1,075,060
Prepaid expenses	197,343
Other receivables, net	399,537
Goodwill & customer list, net	950,483
Property and equipment at cost, less accumulated depreciation of $59,655	98,533

TOTAL ASSETS	$5,678,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$818,634
Accrued commission expense	1,481,086
Note payable, net	282,094

TOTAL LIABILITIES	2,581,814

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 60,000,000 shares; 28,224,987 issued and 28,210,075 outstanding	2,821
Additional paid-in capital	9,000,041
Unearned stock compensation	(278,078)
Treasury stock (14,912 shares, at cost)	(10,884)
Accumulated deficit	(5,617,089)

TOTAL STOCKHOLDERS’ EQUITY	3,096,824

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,678,638

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Loss

	For The Three Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$6,769,985	$5,143,052
Interest and dividends	236,624	187,300
Other	112,902	51,355

	7,119,511	5,381,707

EXPENSES
Commissions and clearing costs	5,574,628	4,140,519
Employee compensation and benefits	759,753	736,726
Occupancy and equipment	110,208	114,136
Communications	94,049	81,431
Legal, accounting and litigation costs	183,004	30,988
Depreciation and amortization	53,875	49,373
Other operating expenses	306,092	246,855

	7,081,609	5,400,028

NET INCOME (LOSS) BEFORE INCOME TAXES	37,902	(18,321)
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$37,902	$(18,321)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)

DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,198,540

DILUTED	29,565,864	28,198,540

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$13,059,871	$9,575,594
Interest and dividends	474,446	352,987
Other	203,574	129,752

	13,737,891	10,058,333

EXPENSES
Commissions and clearing costs	10,682,742	7,602,457
Employee compensation and benefits	1,554,859	1,392,731
Occupancy and equipment	227,133	228,724
Communications	190,675	166,378
Legal, accounting and litigation costs	253,001	58,808
Depreciation and amortization	105,591	98,595
Other operating expenses	625,021	437,100

	13,639,022	9,984,793

NET INCOME BEFORE INCOME TAXES	98,869	73,540
PROVISION FOR INCOME TAXES	—	—

NET INCOME	$98,869	$73,540

BASIC EARNINGS PER SHARE	$0.00	$0.00

DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,196,820

DILUTED	29,314,940	30,002,949

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$98,869	$73,540
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	15,385	8,643
Stock based compensation / consultant expenses, net	38,753	63,453
Amortization of customer list, imputed interest and forgivable notes receivable	107,330	110,189
Changes in:
Deposit held at clearing broker	(494)	50,667
Commissions receivable	(456,102)	(243,959)
Other receivables	(148,770)	(207,778)
Prepaid expenses and other	93,189	92,731
Securities owned	1,584	(2,598)
Accounts payable and accrued expenses	(407,784)	(228,843)
Accrued commission expense	534,656	147,715

Net cash used by operating activities	(123,384)	(136,240)

Cash flows from investing activities
Purchase of property and equipment	(48,101)	(6,808)

Net cash used by investing activities	(48,101)	(6,808)

Cash flows from financing activities
Payment of preferred stock dividend	(15,877)	(9,000)
Payments on debt obligations	(338,516)	(169,257)

Net cash used by financing activities	(354,393)	(178,257)

Net decrease in cash and cash equivalents	(525,878)	(321,305)
Cash and cash equivalents at beginning of period	3,448,247	3,492,359

Cash and cash equivalents at end of period	$2,922,369	$3,171,054

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2006

NOTE 1 —GENERAL

The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2006 and June 30, 2005 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

In the event the Company’s operations are negatively impacted by downturns in the economy, in general, or the financial markets, in particular, the Company may need to raise or borrow additional funds to support its operating requirements. There can be no assurance that any such sources of financing would be available when needed, on commercially reasonable terms, or at all. Also, in the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders. The Company may also issue additional securities in connection with a financing, the purpose of which would be to provide the capital necessary to accelerate the Company’s growth plans, especially as such plans relate to the payment of amounts to financial advisors in connection with their joining the Company.

Certain amounts from the prior period have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for the three and six month periods ended June 30, 2006.

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

As of June 30, 2006, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 14.2 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for approximately 6.1 million shares only, since the options and warrants for the remaining approximately 8.2 million shares are either non- or anti-dilutive.

Preferred stock dividends in arrears as of June 30, 2006 approximated $19,000.

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

During the three-month period ended June 30, 2006, the Company issued, in the aggregate, options to non-employees with a fair market value of approximately $35,000 and options to employees with a fair market value of $145. During the same period, the Company recognized net amortization expense of approximately $(22,000) and $23,000 of expense related to the issuance in the current and prior periods of options to employees and non-employees, respectively. Net amortization expense in any period is equal to the amortization expense related to outstanding options, which amount is reduced by the recapture of previously amortized amounts related to forfeited options.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25. In accordance with the modified prospective transition method, the Company has not restated its results for the three and six-month periods ended June 30, 2005 included herein as part of the Condensed Consolidated Statements of Income. Had compensation costs for the shared-based awards to employees been determined consistent with SFAS No. 123(R) for those periods, the Company would have recorded a net loss for the three month and six month periods of $92,862 and $63,373 and net income per share – both basic and diluted – of $0.00 per share.

	3 Months Ended June 30, 2005	6 Months Ended June 30, 2005
Net income (loss) as reported:	$(18,321)	$73,540
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(74,541)	(136,913)

Pro forma net loss	$(92,862)	$(63,373)

Net income (loss) per share:
Basic and diluted – as reported	$(0.00)	$(0.00)

Basic and diluted – pro forma	$(0.00)	$(0.00)

NOTE 3—INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the three and six months ended June 30, 2006, which is fully offset by the use of an equal portion of the Company’s net operating loss carryforward.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2006, Summit Brokerage had net capital of approximately $1.2 million, which was approximately $950,000 in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 2.17 to 1 at June 30, 2006.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and six-month periods ended June 30, 2006 and 2005 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

The Company is a Florida-based financial services holding company that provides, through our Summit Brokerage Services, Inc. (“Summit Brokerage”) operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, through its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary and related entities. Through its investment advisor subsidiary, Summit Financial Group, Inc. (“SFG”), which is registered with the Securities and Exchange Commission, Summit Brokerage provides asset management services.

Summit Brokerage is a financial services firm that provides full service retail securities brokerage through its network of approximately 190 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of a single branch, which we acquired from Wachovia Securities in January 2003, our approximately 100 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

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

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. Summit Brokerage is licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Our registered investment advisor, SFG, is registered with the Securities and Exchange Commission and licensed to conduct business in 32 states, as well as the District of Columbia.

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

We believe our improved revenue performance, when compared with our results for the comparable prior period, is due primarily to the addition of higher producing registered representatives. Our results, however, were negatively impacted by an increase in the percentage of commissions generated that we must pay to our financial advisors, as well as the incurrence of additional expenses related to the development of our infrastructure, as well as costs to attract and retain financial advisors. In addition to the aforementioned, our financial results, in general, can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, our revenues may suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

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

Results of Operations

The following discussion relates to the results of operations for the three months and six months ended June 30, 2006 (the “2006 Quarter” and the “2006 Period”, respectively) and the comparable period in the prior year (the “2005 Quarter” and the “2005 Period”, respectively).

Comparison of Three Months Ended June 30, 2006 and June 30, 2005

Revenue:

Commission revenue of approximately $6.77 million for the 2006 Quarter represents an increase of approximately $1.63 million, or 31.6%, when compared to commission revenue of approximately $5.14 million for the 2005 Quarter. This increase in revenue was due primarily to the net addition of registered representatives during 2005 and 2006.

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

Expenses:

Commission and clearing costs increased to approximately $5.57 million during the 2006 Quarter, which represents an increase of approximately $1.43 million, or 34.6%, when compared with the approximately $4.14 million reported for the 2005 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenues rise and fall. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2006 Quarter to 82.3% from 80.5% in the 2005 Quarter, which change was primarily attributable to an increase in the percentage of revenue derived from our independent registered representatives. Because we pay our independent registered representatives at a higher rate than we pay the employee registered representatives in the Boca Branch, fluctuations in the relative percentage of total commissions generated by the independent network will generally result in similar fluctuations in the ratio of commission expense and clearing costs to commission revenues.

Employee compensation and benefits increased by approximately $23,000 to approximately $760,000 during the 2006 Quarter, or an approximate increase of 3% when compared with the approximately $736,000 reported for the 2005 Quarter. This increase was due primarily to an increase in salary and other employee compensation-related expenses, including from the addition of new employees, as well as a decrease in net benefit costs. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2006 Quarter, we recorded $7,000 of amortization related to options outstanding as of June 30, 2006. During the 2006 Quarter, however, we also recaptured, due the holders’ forfeiture of such options, $28,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2006 Quarter was $(21,000). For the 2005 Quarter, we recorded $30,000 of amortization related to options outstanding as of June 30, 2005. During the 2005 Quarter, no options were forfeited. As a result, we did not recapture any previously amortized expense.

Occupancy and equipment costs decreased by approximately $4,000, or 3%, to approximately $110,000 in the 2006 Quarter from approximately $114,000 in the 2005 Quarter. This decrease was due principally to a reduction in net utility costs resulting from the receipt of certain reimbursements.

Communications costs increased by approximately $13,000, or 15%, to approximately $94,000 in the 2006 Quarter from approximately $81,000 in the 2005 Quarter. The increase in communications costs between the 2006 Quarter and the 2005 Quarter is due primarily to an increase in usage charges, as well as an increase in communication infrastructure costs.

Legal, accounting and litigation expenses increased by approximately $152,000, or 491%, to approximately $183,000 during the 2006 Quarter from approximately $31,000 during the 2005 Quarter. This increase in costs during the 2006 Quarter is largely attributable to settlement costs related to certain arbitrations.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expense increased by approximately $59,000 to $306,000, or 24%, from approximately $247,000 during the 2005 Quarter. The increase in costs is mainly associated with business development and financial advisor-related activities incurred during the 2006 Quarter, as well as fees paid to consultants. These cost increases were partially offset by decreases in net registration and insurance costs. Other operating expenses for the 2006 Quarter expenses related to the issuance of options to non-employees. For the 2006 Quarter, we recorded $31,000 of amortization related to options outstanding as of June 30, 2006. During the 2006 Quarter, however, we also recaptured, due the holders’ forfeiture of such options, $8,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2006 Quarter was $23,000. For the 2005 Quarter, we recorded $26,000 of amortization related to options outstanding as of June 30, 2005. During the 2005 Quarter, however, we also recaptured, due the holders’ forfeiture of such options, $25,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2005 Quarter was $1,000.

Net Income:

For the 2006 Quarter, we generated net income of approximately $38,000, or $0.00 per basic and diluted share, as compared to a net loss reported for the 2005 Quarter of approximately $18,000, or $0.00 per basic and diluted share. This improvement in earnings was due primarily to an increase in the Company’s overall gross margin, although our gross margin, as a percentage of revenues, declined as a result of a greater percentage of our revenues being generated by independent financial advisors who receive a higher payout than the advisors operating from our captive branch. This increase in gross margin was partially offset by an increase in expenses related to the development of our infrastructure, as well as costs to attract and retain financial advisors.

Comparison of Six Months Ended June 30, 2006 and June 30, 2005

Revenue:

Commission revenue of approximately $13.06 million for the 2006 Period represents an increase of approximately $3.48 million, or 36.4%, when compared to commission revenue of approximately $9.58 million for the 2005 Period. This increase in revenue was due primarily to the net addition of registered representatives during 2005 and 2006.

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

Expenses:

Commissions and clearing costs increased to approximately $10.68 million during the 2006 Period, which represents an increase of approximately $3.08 million, or 41%, when compared with the approximately $7.60 million reported for the 2005 Period. In general, commissions and clearing costs are directly related to commission revenues, and will typically increase or decrease proportionately as commission revenues rise and fall. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2006 Period to 81.8% from 79.4% in the 2005 Period, which change was primarily attributable to an increase in the percentage of revenue derived from our independent registered representatives. Because we pay our independent registered representatives at a higher rate than we pay the employee registered representatives in the Boca Branch, fluctuations in the relative percentage of total commissions generated by the independent network will generally result in similar fluctuations in the ratio of commission expense and clearing costs to commission revenues.

Employee compensation and benefits increased by approximately $160,000 to approximately $1.55 million during the 2006 Period, or an approximate increase of 12% when compared with the approximately $1.39 million reported for the 2005 Period. This increase was due primarily to an increase in salary and other employee compensation-related expenses, including from the addition of new employees, as well as a decrease in net benefit costs. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2006 Period, we recorded $14,000 of amortization related to options outstanding as of June 30, 2006. During the 2006 Period, however, we also recaptured, due the holders’ forfeiture of such options, $28,000 of amortization that was previously expensed. Consequently, our net amortization expense for the Period was $(14,000). For the 2005 Period, we recorded $61,000 of amortization related to options outstanding as of June 30, 2005. During the 2005 Period, however, we also recaptured, due the holders’ forfeiture of such options, $7,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2005 Period was $54,000.

Occupancy and equipment costs decreased by approximately $2,000, or 1%, to approximately $227,000 in the 2006 Period from approximately $229,000 in the 2005 Period. This decrease was due principally to a reduction in net utility costs resulting from the receipt of certain reimbursements.

Communications costs increased by approximately $24,000, or 15%, to approximately $191,000 in the 2006 Period from approximately $167,000 in the 2005 Period. The increase in communications costs between the 2006 Period and the 2005 Period is due primarily to an increase in usage charges, as well as an increase in communication infrastructure costs.

Legal, accounting and litigation expenses increased by approximately $194,000, or 330%, to approximately $253,000 during the 2006 Period from approximately $59,000 during the 2005 Period. This increase in costs during the 2006 Quarter is largely attributable to settlement costs related to certain arbitrations, as well as an increase in accounting and auditing fees.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expense increased by approximately $188,000, or 43%, to approximately $625,000 during the 2006 Period versus approximately $437,000 for the 2005 Period. The increase in costs is mainly associated with business development and financial advisor-related activities incurred during the 2006 Period, as well as fees paid to consultants. These cost increases were partially offset by decreases in net insurance costs. Other operating expenses for the 2006 Period also include expenses related to the issuance of options to non-employees. For the 2006 Period, we recorded $61,000 of amortization related to options outstanding as of June 30, 2006. During the 2006 Period, however, we also recaptured, due the holders’ forfeiture of such options, $8,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2006 Period was $53,000. For the 2005 Period, we recorded $52,000 of amortization related to options outstanding as of June 30, 2005. During the 2005 Period, however, we also recaptured, due the holders’ forfeiture of such options, $43,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2005 Period was $9,000.

Net Income:

For the 2006 Period, we generated net income of approximately $99,000, or $0.00 per basic and diluted share, as compared to net income reported for the 2005 Period of approximately $74,000, or $0.00 per basic and diluted share. This improvement in earnings was due primarily to an increase in the Company’s overall gross margin, although our gross margin, as a percentage of revenues, declined as a result of a greater percentage of our revenues being generated by independent financial advisors who receive a higher payout than the advisors operating from our captive branch. This increase in gross margin was partially offset by an increase in expenses related to the development of our infrastructure, as well as costs to attract and retain financial advisors.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $123,000 during the 2006 Period, compared to net cash used of approximately $136,000 for the 2005 Period. Although the cash used by operating activities was not materially different between the 2006 Period and the 2005 Period, the change in balances comprising the cash flow calculation were different as they relate to commissions receivable (($456,000) versus ($244,000)), accounts payable and accrued expenses (($408,000) versus ($228,000)), and accrued commission expense ($534,000 versus $147,000).

During the 2006 Period, we purchased approximately $48,000 of property and equipment, which amount was approximately $41,000 more than the approximately $7,000 purchased during the 2005 Period. The Company does not project material capital expenditures over the next twelve months.

Financing activities used cash of approximately $354,000 during the 2006 Period, all but $16,000 of which related to payments on the note to Wachovia Securities.

Cash and cash equivalents decreased during the 2005 Period by approximately $525,000 to approximately $2.92 million. This decrease was due principally to the decrease in cash resulting from operating activities (as previously described), as well as payments made on debt obligations.

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

Date: August 14, 2006	Summit Financial Services Group, Inc.
(Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2006	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002