Form 10QSB
period 2006-09-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2006-11-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒  Yes    ☐  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 9, 2006
Common Stock Par value $0.0001 per share	28,210,075

Transitional Small Business Disclosure Format    ☐  Yes    ☒  No

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis or Plan of Operation.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005 (file no. 0-29337).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

September 30, 2006 (Unaudited)

ASSETS
Cash and cash equivalents	$2,496,043
Deposit held at clearing broker	26,638
Securities owned, at fair value	9,072
Commissions receivable	1,402,975
Prepaid expenses	97,395
Other receivables, net	383,518
Goodwill	500,714
Customer list, net	404,793
Property and equipment at cost, less accumulated depreciation of $69,401	103,613

TOTAL ASSETS	$5,424,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$739,710
Accrued commission expense	1,265,018
Note payable, net	180,539

TOTAL LIABILITIES	2,185,267
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 60,000,000 shares; 28,224,987 issued and 28,210,075 outstanding	2,823
Additional paid-in capital	8,972,217
Unearned stock compensation	(244,382)
Treasury stock (14,912 shares, at cost)	(10,884)
Accumulated deficit	(5,480,293)

TOTAL STOCKHOLDERS’ EQUITY	3,239,494

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,424,761

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$6,831,791	$6,252,765
Interest and dividends	234,847	225,800
Other	99,680	62,013

	7,166,318	6,540,578

EXPENSES
Commissions and clearing costs	5,609,363	5,082,210
Employee compensation and benefits	729,796	749,224
Occupancy and equipment	120,712	114,832
Communications	92,581	88,534
Legal, accounting and litigation costs	74,923	170,457
Depreciation and amortization	54,722	50,436
Other operating expenses	343,675	188,681

	7,025,772	6,444,374

NET INCOME BEFORE INCOME TAXES	140,546	96,204
PROVISION FOR INCOME TAXES	—	—

NET INCOME	$140,546	$96,204

BASIC EARNINGS PER SHARE	$0.00	$0.00

DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,210,075

DILUTED	29,665,283	29,941,472

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$19,891,662	$15,828,358
Interest and dividends	709,294	578,787
Other	303,254	191,765

	20,904,210	16,598,910

EXPENSES
Commissions and clearing costs	16,292,105	12,684,667
Employee compensation and benefits	2,284,655	2,141,955
Occupancy and equipment	347,845	343,557
Communications	283,256	254,912
Legal, accounting and litigation costs	327,924	229,266
Depreciation and amortization	160,314	149,030
Other operating expenses	968,695	625,779

	20,664,794	16,429,166

NET INCOME BEFORE INCOME TAXES	239,416	169,744
PROVISION FOR INCOME TAXES	—	—

NET INCOME	$239,416	$169,744

BASIC EARNINGS PER SHARE	$0.01	$0.01

DILUTED EARNINGS PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,201,342

DILUTED	29,452,900	29,982,451

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$239,416	$169,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	24,828	14,102
Stock based compensation / consultant expenses, net	44,623	122,164
Amortization of customer list, imputed interest and forgivable notes receivable	173,736	163,472
Changes in:
Deposit held at clearing broker	(789)	50,519
Commissions receivable	(784,017)	(560,738)
Other receivables	(154,179)	(90,730)
Prepaid expenses and other	193,136	195,725
Securities owned	1,482	(4,545)
Accounts payable and accrued expenses	(486,707)	(102,247)
Accrued commission expense	318,588	375,644

Net cash provided by (used in) operating activities	(429,883)	333,110

Cash flows from investing activities
Purchase of property and equipment	(62,623)	(27,740)

Net cash used by investing activities	(62,623)	(27,740)

Cash flows from financing activities
Payment of preferred stock dividend	(19,627)	(15,000)
Payments on debt obligations	(440,071)	(271,083)

Net cash used by financing activities	(459,698)	(286,083)

Net decrease in cash and cash equivalents	(952,204)	19,287
Cash and cash equivalents at beginning of period	3,448,247	3,492,359

Cash and cash equivalents at end of period	$2,496,043	$3,511,646

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 —GENERAL

The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and note disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements. The unaudited, condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

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

Certain amounts from the prior period have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the reported net income for the three and nine-month periods ended September 30, 2005.

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

As of September 30, 2006, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 14.3 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for approximately 6.1 million shares only, since the options and warrants for the remaining approximately 8.2 million shares are either non- or anti-dilutive.

Preferred stock dividends in arrears as of September 30, 2006 approximated $20,000.

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

In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) to the first period of the first fiscal year beginning after June 15, 2005. The Company was required to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company has adopted SFAS No. 123(R) using the modified prospective method.

The Company accounts for stock-based compensation of non-employees using the fair market value method under the provisions of SFAS No. 123(R).

Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models (including Black-Scholes) do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

During the three-month period ended September 30, 2006, the Company issued, in the aggregate, options to employees with a fair market value of approximately $275. The Company did not issue any options to non-employees. During the same period, the Company recognized net amortization expense of approximately $(21,000) and $27,000 of expense related to the issuance in the current and prior periods of options to employees and non-employees, respectively. Net amortization expense in any period is equal to the amortization expense related to outstanding options, which amount is reduced by the recapture of previously amortized amounts related to forfeited options. During the nine-month period ended September 30, 2006, the Company issued, in the aggregate, options to employees with a fair market value of approximately $420 and options to non-employees with an approximate fair market value of $35,000. During the same nine-month period, the Company recognized net amortization expense of approximately $(35,000) and $80,000 of expense related to the issuance in the current and prior periods of options to employees and non-employees, respectively. Net amortization expense in any period is equal to the amortization expense related to outstanding options, which amount is reduced by the recapture of previously amortized amounts related to forfeited options.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25. In accordance with the modified prospective transition method, the Company has not restated its results for the three and nine-month periods ended September 30, 2005 included herein as part of the Condensed Consolidated Statements of Income. Had compensation costs for the shared-based awards to employees been determined consistent with SFAS No. 123(R) for those periods, the Company would have recorded, for the three-month period, net income of $36,114 and net income per share – both basic and diluted – of $0.00 per share. For the nine-month period, the Company would have recorded a net loss $27,289 and net loss per share – both basic and diluted – of ($0.00) per share.

	3 Months Ended September 30, 2005	9 Months Ended September 30, 2005
Net income (loss) as reported:	$96,204	$169,744
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(60,090)	(197,033)

Pro forma net loss	$36,114	$(27,289)

Net income (loss) per share:
Basic and diluted – as reported	$0.00	$0.01

Basic and diluted – pro forma	$0.00	$(0.00)

NOTE 3—INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the three and nine months ended September 30, 2006, which is fully offset by the use of an equal portion of the Company’s net operating loss carryforward.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2006, Summit Brokerage had net capital of approximately $1.2 million, which was approximately $950,000 in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 2.17 to 1 at September 30, 2006.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and nine-month periods ended September 30, 2006 and 2005 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

Summit Brokerage is a financial services firm that provides full service retail securities brokerage through its network of approximately 200 financial advisors serving retail and, to a much lesser extent, institutional customer accounts. With the exception of a single branch, which we acquired from Wachovia Securities in January 2003, our approximately 100 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80% - 90%.

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

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. Summit Brokerage is licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Our registered investment advisor, SFG, is registered with the Securities and Exchange Commission and licensed to conduct business in 33 states, as well as the District of Columbia.

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

We believe our improved performance for the periods reflected in 2006, when compared with our results for the comparable prior periods in 2005, is due primarily to the addition of higher producing financial advisors. Our results, however, were negatively impacted by an increase in the percentage of commissions generated that we must pay to our financial advisors, the incurrence of additional expenses related to the development of our infrastructure, as well as costs to attract and retain financial advisors. In addition to the aforementioned, our financial results can be impacted by a number of factors, including our ability, financial and otherwise, to recruit and retain financial advisors. The Company competes against several other independent broker-dealers, many of whom have significantly greater financial resources and therefore the ability to provide greater economic incentives to recruited financial advisors, including, but not limited to, both forgivable and non-forgivable loans and increased and/or accelerated commission payout rates. Should we attempt to offer similar terms, our earnings could be negatively impacted. Our results can also impacted by general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, our revenues may suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

Our business plan is focused primarily on increasing our network of affiliated financial advisors, which may permit us to expand our base of revenue and our network for the retail distribution of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch (our only Company-owned branch), however, we will opportunistically evaluate acquisitions, including those that would result in financial advisors in acquired branches becoming employees of Summit Brokerage.

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

Results of Operations

The following discussion relates to the results of operations for the three months and nine months ended September 30, 2006 (the “2006 Quarter” and the “2006 Period”, respectively) and the comparable period in the prior year (the “2005 Quarter” and the “2005 Period”, respectively).

Comparison of Three Months Ended September 30, 2006 and September 30, 2005

Revenue:

Commission revenue of approximately $6.83 million for the 2006 Quarter represents an increase of approximately $.58 million, or 9.3%, when compared to commission revenue of approximately $6.25 million for the 2005 Quarter. This increase in revenue was due primarily to the net addition of financial advisors during 2005 and 2006.

In any quarter, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any quarter, we may add or lose a significant number of financial advisors who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Expenses:

Commission and clearing costs increased to approximately $5.61 million during the 2006 Quarter, which represents an increase of approximately $.53 million, or 10.4%, when compared with the approximately $5.08 million reported for the 2005 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenues rise and fall. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2006 Quarter to 82.1% from 81.3% in the 2005 Quarter, which change was primarily attributable to an increase in the percentage of revenue derived from our independent financial advisors. Because we pay our independent financial advisors at a higher rate than we pay the employee financial advisors in the Boca Branch, fluctuations in the relative percentage of total commissions generated by the independent network will generally result in similar fluctuations in the ratio of commission expense and clearing costs to commission revenues.

Employee compensation and benefits decreased by approximately $20,000 to approximately $730,000 during the 2006 Quarter, or an approximate decrease of 2.7% when compared with the approximately $750,000 reported for the 2005 Quarter. This decrease was due primarily to a net decrease in the amortization of earned stock expense, which offset increases in wages and other compensation. More specifically, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2006 Quarter, we recorded $7,000 of amortization related to options outstanding as of September 30, 2006. During the 2006 Quarter, however, we also recaptured, due to the holders’ forfeiture of such options, $28,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2006 Quarter was $(21,000). For the 2005 Quarter, we recorded $30,000 of amortization related to options outstanding as of September 30, 2005. During the 2005 Quarter, we did not recapture any previously expensed amortization resulting from the forfeiture of options.

Occupancy and equipment costs increased by approximately $6,000, or 5.2%, to approximately $121,000 in the 2006 Quarter from approximately $115,000 in the 2005 Quarter. This increase was due principally to an escalation in our rent.

Communications costs increased by approximately $4,000, or 4.5%, to approximately $93,000 in the 2006 Quarter from approximately $89,000 in the 2005 Quarter. The increase in communications costs between the 2006 Quarter and the 2005 Quarter is due primarily to an increase in usage charges, as well as an increase in communication infrastructure costs.

Legal, accounting and litigation expenses decreased by approximately $95,000, or 55.9%, to approximately $75,000 during the 2006 Quarter from approximately $170,000 during the 2005 Quarter. This decrease in costs during the 2006 Quarter is largely attributable to a decline in settlement costs related to certain arbitrations, as well as a decrease in overall legal fees.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expense increased by approximately $155,000 to $344,000, or 82.0%, from approximately $189,000 during the 2005 Quarter. The increase in costs is mainly associated with business development and financial advisor-related activities incurred during the 2006 Quarter, as well as fees paid to consultants. These cost increases were partially offset by decreases in net insurance costs. Other operating expenses for the 2006 Quarter expenses related to the issuance of options to non-employees. For the 2006 Quarter, we recorded $27,000 of amortization related to options outstanding as of September 30, 2006. During the 2006 Quarter, we did not recapture any previously expensed amortization resulting from the forfeiture of options. For the 2005 Quarter, we recorded $23,000 of amortization related to options outstanding as of September 30, 2005. During the 2005 Quarter, we did not recapture any previously expensed amortization resulting from the forfeiture of options.

Net Income:

For the 2006 Quarter, we generated net income of approximately $141,000, or $0.00 per basic and diluted share, as compared to net income reported for the 2005 Quarter of approximately $96,000, or $0.00 per basic and diluted share. This improvement in earnings was due primarily to an increase in our gross margin - that is, the difference between the gross commissions that we generate and the amounts that we pay our financial advisors for generating those commissions, as well as our net clearing fees. Although the amount of our gross margin increased during the 2006 Quarter, our gross margin percentage declined during the 2006 Quarter as a result of a greater percentage of our gross commissions being generated by our independent financial advisors, to whom we must pay a much greater percentage of the gross commissions they generate than those financial advisors operating from our captive branch. This increase in gross margin was partially offset by an increase in expenses related to the development of our infrastructure, as well as costs to attract and retain financial advisors. However, certain costs, such as legal fees, decreased during the 2006 Quarter, which served to increase our net income.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

Revenue:

Commission revenue of approximately $19.89 million for the 2006 Period represents an increase of approximately $4.06 million, or 25.6%, when compared to commission revenue of approximately $15.83 million for the 2005 Period. This increase in revenue was due primarily to the net addition of financial advisors during 2005 and 2006.

In any period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any period, we may add or lose a significant number of financial advisors who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Expenses:

Commissions and clearing costs increased to approximately $16.29 million during the 2006 Period, which represents an increase of approximately $3.61 million, or 28.5%, when compared with the approximately $12.68 million reported for the 2005 Period. In general, commissions and clearing costs are directly related to commission revenues, and will typically increase or decrease proportionately as commission revenues rise and fall. Commissions and clearing costs, as a percentage of commission revenues, increased in the 2006 Period to 81.9% from 80.1% in the 2005 Period, which change was primarily attributable to an increase in the percentage of revenue derived from our independent financial advisors. Because we pay our independent financial advisors at a higher rate than we pay the employee financial advisors in the Boca Branch, fluctuations in the relative percentage of total commissions generated by the independent network will generally result in similar fluctuations in the ratio of commission expense and clearing costs to commission revenues.

Employee compensation and benefits increased by approximately $140,000 to approximately $2.28 million during the 2006 Period, or an approximate increase of 6.5% when compared with the approximately $2.14 million reported for the 2005 Period. This increase was due primarily to an increase in salary and other employee compensation-related expenses, including from the addition of new employees, as well as a decrease in net benefit costs. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2006 Period, we recorded $21,000 of amortization related to options outstanding as of September 30, 2006. During the 2006 Period, however, we also recaptured, due to the holders’ forfeiture of such options, $56,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2006 Period was $(35,000). For the 2005 Period, we recorded $91,000 of amortization related to options outstanding as of September 30, 2005. During the 2005 Period, however, we also recaptured, due to the holders’ forfeiture of such options, $6,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2005 Period was $85,000.

Occupancy and equipment costs decreased by approximately $4,000, or 1.1%, to approximately $348,000 in the 2006 Period from approximately $344,000 in the 2005 Period. This increase was due principally to an escalation in rent, which amount was offset by a reduction in net utility costs resulting from the receipt of certain reimbursements.

Communications costs increased by approximately $28,000, or 11.0%, to approximately $283,000 in the 2006 Period from approximately $255,000 in the 2005 Period. The increase in communications costs between the 2006 Period and the 2005 Period is due primarily to an increase in usage charges, as well as an increase in communication infrastructure costs.

Legal, accounting and litigation expenses increased by approximately $99,000, or 43.2%, to approximately $328,000 during the 2006 Period from approximately $229,000 during the 2005 Period. This increase in costs during the 2006 Period is largely attributable to settlement costs related to certain arbitrations, as well as an increase in accounting and auditing fees.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expense increased by approximately $343,000, or 54.8%, to approximately $969,000 during the 2006 Period versus approximately $626,000 for the 2005 Period. The increase in costs is mainly associated with business development and financial advisor-related activities incurred during the 2006 Period, as well as fees paid to consultants. Other operating expenses for the 2006 Period also include expenses related to the issuance of options to non-employees. For the 2006 Period, we recorded $87,000 of amortization related to options outstanding as of September 30, 2006. During the 2006 Period, however, we also recaptured, due the holders’ forfeiture of such options, $8,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2006 Period was $79,000. For the 2005 Period, we recorded $75,000 of amortization related to options outstanding as of September 30, 2005. During the 2005 Period, however, we also recaptured, due the holders’ forfeiture of such options, $42,000 of amortization that was previously expensed. Consequently, our net amortization expense for the 2005 Period was $33,000.

Net Income:

For the 2006 Period, we generated net income of approximately $239,000, or $0.01 per basic and diluted share, as compared to net income reported for the 2005 Period of approximately 170,000, or $0.01 per basic and diluted share. This improvement in earnings was due primarily to an increase in our gross margin - that is, the difference between the gross commissions that we generate and the amounts that we pay our financial advisors for generating those commissions, as well as our net clearing fees. Although the amount of our gross margin increased during the 2006 Period, our gross margin percentage declined during the 2006 Period as a result of a greater percentage of our gross commissions being generated by our independent financial advisors, to whom we must pay a much greater percentage of the gross commissions they generate than those financial advisors operating from our captive branch. This increase in gross margin was partially offset by an increase in expenses related to the development of our infrastructure, legal, accounting and litigation costs, as well as costs to attract and retain financial advisors.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $430,000 during the 2006 Period, compared to net cash generated of approximately $333,000 for the 2005 Period. This difference is primarily attributable to a greater increase in commissions receivable, and a greater decrease in accounts payable and accrued expenses, during the 2006 Period versus the 2005 Period.

The Company may require additional working capital in the future, although no assurance can be given that the Company will be able to procure any future debt or equity financing on terms deemed favorable by the Company. In the event the Company is unable to procure any needed capital, the Company may be forced to then curtail certain of its operations.

During the 2006 Period, we purchased approximately $63,000 of property and equipment, which amount was approximately $35,000 more than the approximately $28,000 of property and equipment purchased during the 2005 Period. We do not project material capital expenditures over the next twelve months.

Financing activities used cash of approximately $460,000 during the 2006 Period, all but $20,000 of which related to payments on the note to Wachovia Securities. This compares with cash used of approximately $286,000 during the 2005 Period, all but $15,000 of which related to payments on the note to Wachovia Securities.

Cash and cash equivalents decreased during the 2006 Period by approximately $952,000 to approximately $2.50 million. This decrease was due principally to the decrease in cash resulting from operating activities (as previously described), as well as payments made on debt obligations.

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

Date: November 14, 2006	Summit Financial Services Group, Inc.
(Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2006	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002