Form 10KSB
period 2006-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2007-04-02
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

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

Issuer’s revenues for its most recent fiscal year were $29,364,833

As of March 22, 2007, the aggregate market value of the common stock held by non-affiliates was $3,902,444 based upon the price at which stock was sold at such date.

As of March 22, 2007, there were 28,210,075 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No  ☒

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “Summit” and the “Company” refer to Summit Financial Services Group, Inc., a Florida corporation, and, unless the context indicates otherwise, include our subsidiaries.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this annual report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis or Plan of Operation.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report on Form 10-KSB,, depending on a variety of important factors, among which are: the success or failure of our management’s efforts to implement our business strategy; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel, and other risks which are described in our filings with the Securities and Exchange Commission.

PART I

Item 1.	Description of Business.

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

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”), is a member of the National Association of Securities Dealers, Inc. (“NASD”), the Municipal Securities Rule Making Board (“MSRB”), the National Futures Association (“NFA”) and the Securities Investor Protection Corporation (“SIPC”), and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 32 states and the District of Columbia. SBSIA, our subsidiary insurance agency, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

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

In 2006 and 2005, we reported a profit of $619,250 and a loss of $260,289, respectively. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain financial advisors as well as general market conditions and volatility, which is often an expression of investor confidence. For 2006, our growth in revenues was primarily due to the net addition of several financial advisors whose average gross production exceeded the average gross production of existing Summit financial advisors. As we continue to grow, we may also continue to have increases in expenses associated with growth such as increased personnel and office space costs. There is no assurance that any increased revenue from growth will be sufficient to offset increased expenses.

As of March 2007, we had approximately 200 financial advisors operating from approximately 105 offices located throughout the country, with approximately thirty five (35%) of those offices located in Florida and the Southeast United States, including at our home office. Our financial advisors service retail, and to a much lesser extent, institutional clients, which client accounts numbered over 35,000 and 26,500 at December 31, 2006 and December 31, 2005, respectively. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions may be effected through Summit Brokerage, for which we earn either a commission or a fee.

We do not hold any funds or securities of our customers, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (a division of Wachovia Corporation) as our clearing broker (the “Clearing Broker”). Our clearing arrangement provides us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. This arrangement allows us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage.

Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2006		2005
Insurance related products	$10,834,922	37%	$6,070,822	27%
Equities	$7,423,093	25%	$7,550,541	34%
Mutual funds	$4,139,937	14%	$3,076,981	14%
Investment advisory fees	$3,498,840	12%	$2,141,829	10%
Other commission income	$2,136,323	7%	$2,120,843	10%
Miscellaneous (1)	$1,331,718	5%	$1,185,017	5%

Total	$29,364,833	100%	$22,146,033	100%

(1)	Includes interest and other non-commission related revenue.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of full-year results, or indicative of future results, and may vary significantly from period to period. Furthermore, our mix of business in any particular period will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added financial advisors to our company, many of whom specialize in the sale of specific types of investment products. For 2006, we believe that our improved revenues are attributable to the net addition, during 2006 and the latter part of 2005, of several financial advisors whose average gross production exceeded the average gross production of our existing financial advisors, many of whom focus on the sale of insurance–related products and investment advisory services.

Our business plan is focused on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance and mutual funds), we also intend to pursue the addition of financial advisors who focus on the sale of different types of securities, namely equities and fixed income products. There can be no assurance that we will be successful in our recruiting efforts. We may also pursue the acquisition of the assets of brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker/dealer candidates and our ability to successfully negotiate favorable terms (from both sellers as well as financing sources, if necessary), and there can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through fiscal year 2007. The Company may, however, seek additional capital within the next 12 months should it elect to continue pursuing a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company. In addition, we anticipate that our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a materially adverse effect on our ability to execute our growth strategy to the extent desired.

Affiliate Program

Our primary method of operation is through an affiliate program, which allows financial advisors to operate as independent contractors. As of December 31, 2006, all but approximately 15 of our financial advisors were affiliates. A financial advisor who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, stock quotations, and general office supplies); although all of that branch’s revenues from securities brokerage transactions accrue to Summit Brokerage. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they generate. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including providing employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, can often affiliate with Summit Brokerage and obtain the required licenses to become financial advisors. Affiliation enables these professionals to offer financial products and services to their clients through Summit Brokerage and earn commissions and fees for these transactions and services. Affiliates are given discretion to structure their own practices and to specialize in different areas of the securities business, subject to Summit Brokerage’s supervisory procedures as well as compliance with all applicable regulatory requirements.

We provide full support services to each of our affiliates, including: access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

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

Commission Revenues

The most significant portion of our revenues is derived from commissions from the sale of annuities. We also derive a significant portion of our revenues from commissions generated by our brokerage activities, including the purchase or sale of equities and fixed income products for our customers, the majority of which are executed on an agency basis. For such transactions, we are paid a commission by our client for processing that client’s buy or sell order. We also generate commissions from the sale of mutual fund shares. The percentage of revenue that we derive from the sale of each type of investment product may change as investors’ preferences change. Our mix of business may also change depending on the types of financial advisors we recruit and the types of investment products on which they focus. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client’s account through SFG. We do not currently make markets in any securities.

We record commissions earned from transactions in securities, annuities and insurance as “commission revenue,” when transactions occur. We also record as “commission revenue” the fees we are paid to manage our customers’ accounts at the time we receive such fees. We then pay out a percentage of this amount, which we record as “commission expense,” to the financial advisor who produced the commission or fee, in accordance with the agreement each financial advisor enters into with us. In general, these agreements provide for either a fixed payout percentage or a tiered payout percentage based on total gross production, and may take into account the type of transaction giving rise to the commission or fee.

Insurance Related Products. Our financial advisors offer fixed and variable annuities and life insurance products to their clients through SBSIA. As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested, or, in the case of life insurance, some percentage of the premium. SBSIA has executed agency agreements with various national insurance companies and is able to offer life insurance, long term care insurance, and fixed and variable annuities to its customers through substantially all of its investment representatives who hold insurance sales licenses. In 2006, the Company earned gross commissions of $10.8 million from the sale of insurance and annuity products, which represented approximately 37% of our total revenue.

Equities. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Because our commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and the mix of investment products involved. For 2006, we earned gross commissions of approximately $7.4 million on equity transactions, which represented approximately 25% of our total revenue.

Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer’s investment maintained in particular funds. For 2006, we earned gross commissions of approximately $4.1 million from mutual fund transactions, which represented approximately 14% of our total revenue.

Investment Advisory Fees. Through our investment adviser, Summit Financial Group, Inc. (“SFG”), we provide investment advisory services to clients through independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment adviser in 32 states and the District of Columbia. Clients who utilize our investment advisory services pay us a quarterly fee, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage (or, in certain cases, which have been placed with an outside third-party money manager). In general, a client will pay from 1.0% to 3.0%, on an annualized basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent that the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor may also change. Because clients with managed accounts are paying this fee, they are not charged a per-transaction commission each time a transaction is effected in their accounts. In addition, we provide financial planning services for clients. In 2006, we earned investment advisory fees of approximately $3.5 million, which represented approximately 12% of our total revenue.

Other Commission Revenue. Included under Other Commission Revenues are commissions generated in connection with the sale of products not included elsewhere, such as fixed income securities, options and real estate partnerships. For 2006, we earned gross commissions of approximately $2.1 million from such transactions, which represented approximately 7% of our total revenue.

Clearing Broker

We do not hold any funds or securities of our securities brokerage customers. Rather, we use the services of our Clearing Broker on a fully disclosed basis. Our Clearing Broker processes all securities transactions and maintains customer accounts on a fee basis. The services provided include billing, credit review and control (including for margin accounts), receipt, and custody and delivery of securities. The Clearing Broker also lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Broker maintaining collateral in the form of saleable securities, cash or cash equivalents. However, if the Company’s customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on “margin” accounts, and there is a loss for which we cannot collect from our customer, we are generally liable for such losses. The Company currently uses First Clearing, LLC (a division of Wachovia Corporation) as its Clearing Broker. Although the Company has no immediate plans to enter into another clearing agreement, we will continue to evaluate other potential clearing arrangements.

Customer accounts are protected through the Securities Investor Protection Corporation (SIPC) for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection up to the entire net asset value of a client’s account is provided through private insurance carriers. Pursuant to the terms of our agreement with the Clearing Broker, Summit Brokerage has agreed to indemnify and hold the Clearing Broker harmless from certain liabilities and claims, including claims arising from transactions of our customers. We believe that, in general, the Clearing Broker is able to provide Summit Brokerage and its clients with services at a total cost which is less than it would cost us to process such transactions on our own.

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

In addition to competing for customers, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs such as Raymond James Financial, Inc. and LPL Financial Services. To date, the Company has undertaken only limited advertising campaigns designed to attract financial advisors. Rather, the Company has relied on the use of both in-house and outside recruiters. Under certain circumstances, the Company may provide, in the form of either forgivable or non-forgivable loans, amounts to newly recruited financial advisors as an incentive for becoming affiliated with Summit Brokerage. Forgivable loans are typically amortized over a period of not less than 48 months, while non-forgivable loans are repaid by the financial advisor through the withholding of a certain percentage of the financial advisor’s monthly gross production until the note has been repaid in full. All loans typically require the personal guarantee of the financial advisor. In many circumstances the amount of loans made available by Summit may be less than the amount of loans made available by our competitors, many of whom have greater financial resources than the Company.

We have also not undertaken any marketing efforts designed to attract retail customers. Instead, we rely on each financial advisor to attract his or her own clientele, which typically occurs through referrals from other clients. Additionally, many of our financial advisors hold seminars to educate potential clients about various investment opportunities.

Employees

As of March 1, 2007, we employed 56 full-time people, including six executives, 28 others in general staff positions and 22 in sales and sales-related positions. As of March 1, 2007, there were approximately 200 financial advisors licensed with the firm, the majority of which are engaged by us as independent contractors, although approximately 30 are engaged as full time employees (including 15 in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Regulation

The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. While the SEC administers federal securities laws, much of the regulation for those operating within the securities industry comes from various self-regulatory organizations such as the NASD. Additionally, securities firms are also subject to regulation by the state securities departments of the various jurisdictions in which they operate or in which their clients reside. In general, regulatory authorities promulgate regulations and provide oversight in the following areas:

•	Sales practices;

•	Trade practices among broker-dealers;

•	Capital requirements;

•	Record keeping; and

•	Conduct of employees and affiliates of member organizations.

The SEC, the self regulatory organizations, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment adviser, and their employees or officers. Also, new legislation, changes in the rules and regulations promulgated by the SEC or self regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisers. The stated purpose of much of the regulation of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisers. As part of the regulatory process, broker-dealers and investment advisers are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment adviser being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment adviser may be required to pay a fine and/or be subject to other forms of disciplinary action. In connection with one such examination, the Company entered into, December 2006, a Letter of Acceptance, Waiver and Consent (“AWC”) with the NASD whereby the Company neither admitted nor denied certain allegations concerning regulatory compliance matters by the NASD and consented to a censure and the payment of a $25,000 fine. The Company believes the terms of the AWC should not have an adverse effect on its ability to execute its business strategy. In those instances where the Company is informed of a potential violation by an examining regulatory authority, it endeavors to correct such violations as soon as is practicable.

There can be no assurance that the findings of any regulatory agencies, including those of the NASD with respect to the above-referenced matters, will not result in subjecting the Company and our principals to some form of disciplinary action, including fines. In addition, regulators may put restrictions on the Company’s ability to grow. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

Item 2.	Description of Property

The Company currently leases office space under four operating leases. Under these leases, the Company occupies approximately 14,200 square feet of office space in five suites within the same building in Boca Raton, Florida. On June 25, 2003, the Company entered into two of these long-term leases for approximately 6,300 square feet of space. These leases, which both commenced on February 1, 2004, expire on January 31, 2009. On May 1, 2006, the Company entered into another long-term lease for approximately 600 square feet, which lease expires on January 31, 2009. These leases provide for monthly base rent totaling $10,667, plus the Company’s pro-rata share of common area expenses.

On March 22, 2005, the Company entered into an additional long-term lease for approximately 7,400 square feet of space. The lease, which commenced on February 1, 2005 and expires on January 31, 2010, provides for monthly base rent in the amount of $12,925, plus the Company’s pro-rata share of common area expenses as well as management fees. The lease allows for a remodeling allowance of $38,850, which has been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit is being amortized over the term of the lease as a reduction to the amount of rent expense accrued.

The Company also leases certain equipment under an operating lease, which lease provides for minimum monthly payments of approximately $1,600 through June 2008.

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

The Company is engaged in various legal and regulatory proceedings arising in the normal course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on our financial position.

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

Summit Brokerage is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including the NASD, the United States Securities and Exchange Commission and the various securities commissions of the states and jurisdictions in which it operates. As part of the regulatory process, the Company is subject to routine examinations, the purpose of which is to determine the Company’s compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the Company has violated certain of these rules and regulations. Where possible, the Company endeavors to correct such asserted violations. In certain circumstances, and depending on the nature and extent of the violations, the Company may be subject to disciplinary action, including fines. In December 2006, the Company entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the NASD whereby the Company neither admitted nor denied certain allegations with respect to regulatory compliance matters by the NASD and consented to a censure and the payment of a $25,000 fine. The terms of the AWC should not have an adverse effect on the Company’s ability to execute its business strategy. See also Item 1 – Description of Business – Regulation.”

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

On December 13, 2006, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Marshall T. Leeds, Steven C. Jacobs, Sanford B. Cohen, Paul D. DeStefanis, and William L. Harvey to the Board of Directors to hold office until our next annual meeting of shareholders or until their successors are duly elected and qualified. In addition, the shareholders approved an amendment to our Amended and Restated Articles of Incorporation, to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 shares, $.0001 par value per share; approved the adoption of our 2006 Incentive Compensation Plan; and ratified the appointment of Moore Stephens Lovelace, P.A., as our independent public accountants for the fiscal year ending December 31, 2006. The following table reflects the results of the meeting:

ELECTION OF DIRECTORS:

NAME	SHARES VOTED	SHARES VOTED FOR	ABSTAIN/ WITHHELD	NON-VOTES
Marshall T. Leeds	17,777,658	17,775,383	2,275	0
Steven C. Jacob	17,777,658	17,775,383	2,275	0
Sanford Cohen	17,777,658	17,775,383	2,275	0
Paul D. DeStefanis	17,777,658	17,775,383	2,275	0
William L. Harvey	17,777,658	17,775,383	2,275	0

APPROVAL OF AMENDMENT TO AMENDED AND RESTATED ARTICLES OF INCORPORATION:

SHARES VOTED	SHARES VOTED FOR	SHARES VOTED AGAINST	ABSTAIN/ WITHHELD	NON-VOTES
17,777,658	17,722,166	55,375	117	0

APPROVAL OF OUR 2006 INCENTIVE COMPENSATION PLAN:

SHARES VOTED	SHARES VOTED FOR	SHARES VOTED AGAINST	ABSTAIN/ WITHHELD	NON-VOTES
17,777,658	17,712,866	64,675	117	0

RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS:

SHARES VOTED	SHARES VOTED FOR	SHARES VOTED AGAINST	ABSTAIN/ WITHHELD	NON-VOTES
17,777,658	17,772,883	4,775	0	0

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board under the symbol “SFNS.” The following table represents the range of the high and the low last sale prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2006. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
March 31, 2006	$0.23	$0.38
June 30, 2006	$0.25	$0.36
September 30, 2006	$0.20	$0.36
December 31, 2006	$0.20	$0.40

March 31, 2005	$0.30	$0.40
June 30, 2005	$0.28	$0.45
September 30, 2005	$0.29	$0.37
December 31, 2005	$0.21	$0.41

On March 26, 2007, the closing price of our common stock was $0.35 and we had approximately 130 holders of record.

Dividends and Dividend Policy

We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. With respect to our Series A Preferred Stock, during 2006, we paid a total of $12,000 in cash dividends and reflected, as of December 31, 2006, accrued dividends of $11,376. During 2005, we paid a total of $18,000 in cash dividends.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies

General. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Clearing Arrangements. Summit Brokerage does not carry accounts for customers or perform custodial functions related to customers’ securities. Summit Brokerage introduces all of its customer transactions to its Clearing Firm, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the Clearing Firm since Summit Brokerage has agreed to indemnify the Clearing Firm for any resulting losses. Any such customer-related losses are typically charged to the customer’s financial advisor, as a result of such financial advisor agreeing to indemnify Summit Brokerage against such losses. Losses related to these types of activity have historically not been material.

Customer Claims, Litigation and Regulatory Matters. In the normal course of business as a broker-dealer and investment advisor, we are subject to customer-related complaints relating to the manner in which customer accounts are handled by our financial advisors. When the complaint relates to the sale of securities, both Summit and the customer are typically obligated to seek resolution through arbitration. When the compliant is not customer-related, or does not relate to the sale of securities, such matters will be resolved pursuant to the terms of the governing agreement or contract or, if no such agreement or contract exists, through an otherwise appropriate forum. Summit maintains various types of insurance to reduce exposure relating to possible claims, including errors and omissions insurance, director’s and officer’s liability insurance and employment practices liability insurance. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to arbitrations or litigations filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We have accrued $395,000 and $601,000 for potential arbitration and litigation losses as of December 31, 2006 and 2005, respectively. However, it is possible that the actual amounts required to be paid by us will exceed the reserved amount. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and our reserves are inadequate, our operating income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of its assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2006, which consist principally of the tax benefit of net operating loss carryforwards and accrued expenses, amount to approximately $1.525 million. After consideration of both positive and negative factors, including operating losses in two of the last four years, we have determined that a valuation allowance at December 31, 2006 was necessary to fully offset such deferred tax asset based on the likelihood of future realization. At December 31, 2006, we had net operating loss carryforwards of approximately $2.2 million, expiring in various years through 2023.

Expense Recognition of Employee Stock Options. Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires an entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. The cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R supersedes our previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which permitted us to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options where the exercise price was equal to or greater than the market value of the underlying common stock on the date of grant. We adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned, (i) for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) for all share-based payments granted subsequent to the adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

See the notes to the Company’s condensed consolidated financial statements included elsewhere herein for additional information concerning our accounting policies.

The following discussion and analysis of the Company’s financial condition and results of its operations for the fiscal years ended December 31, 2006 and December 31, 2005 should be read in conjunction with the Company’s condensed consolidated financial statements included elsewhere herein.

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

Certain amounts from the prior periods have been reclassified to conform to the current year’s presentation.

Overview

Summit Financial Services Group, Inc, through its primary operating subsidiary, Summit Brokerage Services, Inc., provides full-service securities brokerage through a network of approximately 200 financial advisors serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities Financial Network in January 2003, our approximately 105 other branch offices are owned and operated by independent owners who maintain appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%—90%.

Summit Brokerage is registered as a broker-dealer with the SEC, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. We are licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Our investment advisor, Summit Financial Group, Inc., is licensed to conduct business in 32 states and the District of Columbia. Our subsidiary insurance agency, SBS Insurance Agency of Florida, Inc. (or its subsidiaries), is licensed for insurance, or not required to be licensed, in all jurisdictions where the Company conducts its brokerage activities.

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

	2006		2005
Insurance related products	$10,834,922	37%	$6,070,822	27%
Equities	$7,423,093	25%	$7,550,541	34%
Mutual funds	$4,139,937	14%	$3,076,981	14%
Investment advisory fees	$3,498,840	12%	$2,141,829	10%
Other commission income	$2,136,323	7%	$2,120,843	10%
Miscellaneous (1)	$1,331,718	5%	$1,185,017	5%

Total	$29,364,833	100%	$22,146,033	100%

(1)	Includes interest and other income.

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

For the year ended December 31, 2006, we reported net income of $619,250 versus a net loss of $260,289 for December 31, 2005. We believe our performance for fiscal 2006 was greatly aided by the net addition of several financial advisors whose average gross commission production exceeded the average gross commission production of existing Summit financial advisors. However, this improvement in revenues was offset by increases in employee compensation costs and professional fees. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain financial advisors as well as general market conditions and volatility, which are often expressions of investor confidence. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

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

Our business plan is focused primarily on increasing our network of affiliated financial advisors, which permits the Company to expand its base of revenue and its network for the retail brokerage of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch, however, we may evaluate potential acquisitions, including those that would result in acquired financial advisors becoming employees of Summit Brokerage.

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

Results of Operations

The following discussion relates to the results of operations for the fiscal year ended December 31, 2006 (“2006”) compared to the results of operations for the fiscal year ended December 31, 2005 (“2005”).

Comparison of Fiscal Years Ended December 31, 2006 and December 31, 2005

Revenue:

Commission revenue of approximately $28.03 million for 2006 represents an increase of approximately $7.07 million, or 34%, over the $20.96 million of commission revenue reported for 2005. We believe the main factor contributing to this growth is the net addition of several financial advisors whose average gross production exceeded the average gross production of existing Summit registered representatives. During 2006, commission revenues generated by the Boca Branch accounted for approximately 15% of total commission revenues, which percentage we expect may continue to decline depending on the success of our efforts to recruit more independent financial advisors.

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

Expenses:

Commissions and clearing costs increased to approximately $22.96 million in 2006, which represents an increase of $6.09 million, or 36%, over the approximately $16.87 million reported for 2005. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, increased slightly in 2006 to 81.9% from 80.5% in 2005. This increase is primarily attributable to a greater percentage of our total commission revenues being generated by our independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch. Prospectively, we would expect commissions and clearing costs, as a percentage of commission revenue, to continue to increase, depending on the success of our efforts to recruit more independent financial advisors.

Employee compensation and benefits increased to approximately $3.14 million in 2006, which represents an increase of $150,000, or 5%, over the approximately $2.99 million reported for 2005. This increase is due primarily to an increase in salaries and wages, which increase was partially offset by a reduction in certain net benefit costs, as well as a decrease in the costs associated with issuing common stock and equivalents to our employees. For 2006 and 2005, a total of approximately $25,000 and $217,000, respectively, was expensed, all of which related to the amortization of unearned stock compensation for employees only.

Occupancy and equipment costs increased to approximately $.47 million during 2006 from approximately $.45 million in 2005, a 4% increase. This increase was due primarily to an increase in costs associated with existing leases, as well as to the leasing of additional office space.

Communications costs increased by approximately $40,000, or 12%, to $.38 million in 2006 from approximately $.34 million in 2005. The increase in costs was due primarily to an increase in amounts expended to enhance our technology infrastructure, as well as for additional services.

Legal and accounting fees decreased by 48% from approximately $.75 million in 2005 to approximately $.39 million in 2006. During 2006, we experienced decreases in costs related to arbitrations and litigations, which decreases were partially offset by increases in accounting fees.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by $.45 million, or 56%, to approximately $1.26 million during 2006 from approximately $.81 million for 2005. This increase was due primarily to an increase in the costs associated with attracting and hiring financial advisors. Our costs also increased related to the use of outside consultants, as well as for the issuance of common stock and equivalents to our independent financial advisors. For 2006 and 2005, a total of approximately $114,000 and approximately $38,000, respectively, was expensed for such issuances, all of which related to the amortization of unearned stock compensation.

Other income represents the net reduction in the payable amount due to Wachovia Securities Financial Network in connection with the purchase of a branch office.

Net Income / Loss:

For 2006 we reported net income of $619,250, or $0.02 per basic and diluted share. For 2005, we reported a net loss of $260,289 or $0.01 per basic and diluted share. Our performance in 2006 was positively impacted by a 33% increase in total revenues, as well as a decline in costs associated with arbitrations and litigations. The improvements were partially offset by increases in employee costs, as well as the costs of attracting and hiring financial advisors.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $1,076,000 during 2006, compared to approximately $276,000 for 2005. The increase in cash generated by operating activities of approximately $800,000 is primarily attributable to the Company’s improved performance. Cash and cash equivalents increased during 2006 by approximately $436,000 to approximately $3.88 million.

During 2006, we purchased approximately $75,000 of property and equipment, which amount was approximately $43,000 more than the approximately $32,000 purchased during 2005. The Company does not project material capital expenditures over the next twelve months.

Financing activities resulted in a net use of cash of approximately $565,000 during 2006, primarily due to payments in the amount of approximately $542,000 made to Wachovia Securities in connection with our purchase of the Boca Branch, as well as the payment of dividends on our Series A Preferred Stock in the amount of approximately $23,000.

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

We have a history of losses. The Company has reported a profit in only two of the last four years. We cannot assure you that we will continue to attain profitability, or that, even if we generate net income, that our cash flow from operations will be sufficient to allow us to fully execute our strategy. Additionally, our revenues and profitability have been, and may continue to be, negatively impacted by general economic conditions as well as international political unrest.

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

We operate in a highly regulated industry and compliance failures could adversely affect our business. The securities industry in the jurisdictions in which we operate is subject to extensive regulation covering all aspects of the securities business. The various governmental authorities and industry self-regulatory organizations that supervise and regulate us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel us or any of our officers, employees or independent contractors who violate applicable laws or regulations. Additionally, certain regulatory agencies have the ability to limit our growth by restricting the number of offices, or financial advisors, that we can add. Our ability to comply with all applicable laws and rules, as well as unpredictable changes in their content, and in the regulatory interpretation and enforcement of them, is largely dependent on our establishment and maintenance of compliance and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel.

We could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance. In addition, it is possible that any past noncompliance could subject us to future civil lawsuits, the outcome of which could have a material adverse effect on our financial condition and operating results.

As part of the regulatory process, broker-dealers, and investment advisers are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment adviser being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment adviser may be required to pay a fine and/or be subject to other forms of disciplinary action. In connection with its recent examinations, the Company has been notified by the NASD of, and endeavored to correct, certain alleged violations. There can be no assurance that the findings of any regulatory agencies, including those of the NASD with respect to the above-referenced matters, will not result in subjecting Summit Brokerage (and possibly certain of its principals) to some form of disciplinary action, including fines. In addition, regulators may put restrictions on the Company’s ability to grow. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

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

In addition, we use the Internet to provide information to our financial advisors and, to a lesser extent, our customers. Due to the increasing popularity of the Internet, it is possible that new laws and regulations may be adopted dealing with such issues as user privacy, content and pricing. Such laws and regulations might increase our cost of using, or limit our ability to use, the Internet. Furthermore, violations of existing laws and regulations, including related to the safeguarding of private information, could subject us to fines and penalties, as well as to civil action by affected parties. In addition, the growth of the Internet as a means of conducting international business has raised many legal issues regarding, among other things, the circumstances in which countries or other jurisdictions have the right to regulate Internet services that may be available to their citizens from service providers located elsewhere. In many cases, there are no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand internationally, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

We face substantial competition that could reduce our market share and harm our financial performance. All aspects of our business are highly competitive. We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition from commercial banks that have expanded into the brokerage business. We also compete with others in the financial services industry in recruiting registered representatives and new employees as well as retaining current personnel, and we could be adversely affected in the event we were to lose financial advisors who either individually or in the aggregate accounted for a significant percentage of our revenues. Furthermore, a trend in the independent brokerage industry is to provide upfront amounts (in the form of either forgivable or non-forgivable loans) to newly recruited financial advisors as an incentive to become affiliated with a broker-dealer. Although Summit Brokerage has begun to offer such incentives, its ability to fully execute its growth strategy could be adversely impacted should those firms against whom we compete offer financial incentives: (i) beyond what we are able to offer based on our financial resources, or (ii) that, in general, do not make economic sense based on our current cost and operating structure. Furthermore, the provision of upfront amounts may have an adverse effect on our operating margins, which would effect our earnings, and our working capital. In addition to providing upfront amounts, many of our competitors offer commission payout rates in excess of the rates Summit currently offers. As a result, we may not be able to attract and/or retain those financial advisors interested in receiving a greater percentage of the commissions and fees they generate. Should we elect to increase our payout rates to our advisors, our operating margins could be negatively impacted.

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

Other than Mr. Leeds, we do not have employment agreements with any other members of senior management. We attempt to retain employees with incentive-based compensation, including stock options conditioned on continued employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if our stock price were to decline, or fail to appreciate sufficiently. If that happened, our benefit plan might no longer be a competitive incentive for our key employees to stay with us.

We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and/or investment advisers. Net capital is the net worth of a broker-dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead the Company to being liquidated. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, we might be required to limit or discontinue those portions of our business that require us to maintain certain net capital levels. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital of at least $250,000. As of December 31, 2006, Summit Brokerage had net capital of approximately $2.0 million and excess net capital (that is, net capital less required net capital) of approximately $1.75 million as computed under SEC Rule 15c3-1.

Our rapid growth has placed significant demands on our management and other resources and is likely to continue. To manage the currently anticipated growth of our business, we will need to attract, hire and retain highly skilled and motivated officers, employees and independent contractors. In particular, we expect that a need for increased staffing will continue for service personnel to support the expansion of our branch offices. We will also need to continue improving our existing systems, and/or implement new systems, for transaction processing, operational and financial management and training, integrating and managing our growing employee and affiliate base. We cannot assure you that we will be able to attract the employees and independent contractors or conduct the system improvements necessary to manage this growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

Furthermore, if we elect to continue a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company, we may use a significant portion of our working capital. Additionally, there can be no assurance that the financial advisors receiving such loans will not terminate their affiliation with the Company prior to either repaying the note or, in the case of forgivable loans, prior to the amortization of their notes. Our financial position and operating results could be materially adversely affected if we are unable to collect the unpaid/unamortized portion of the notes. Our financial position and operating results could also be materially adversely affected if, after having joined the Company, the gross production of the financial advisors receiving such loans is significantly below the gross production upon which the amount of the loan—typically some percentage of the registered representative’s production prior to joining the Company—was based. In addition, to the extent we need additional working capital to fund any of such loans, we may seek additional financing sources, including the procurement of capital through a debt and/or equity offering, the success of which no assurance can be given.

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

Future acquisitions may increase our leverage or cause dilution of existing shareholders’ interests. We anticipate that our growth strategy, which includes recruiting financial advisers and/or the acquisitions of assets of other firms, will necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing could limit our ability to consummate such transactions. In addition, issuing securities in connection with acquisitions, or the hiring of additional financial advisors and other personnel may have a dilutive effect on the equity interests of our shareholders.

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

An acquisition increases the risk that any business may lose customers or employees, including key employees or independent contractors of the acquired business. An acquired business could under-perform relative to our expectations and we may not realize the value we expect from the acquisition. Adverse market conditions or poor investment or other performance by an acquired company may adversely affect revenue. We could also experience financial or other setbacks if an acquired company has problems of which we are not aware. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations. Further, future acquisitions may further increase our leverage or, if we issue equity securities to pay for the acquisitions, our shareholders could suffer dilution of their interests.

Our exposure to possible litigation could adversely affect our business. From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain errors and omissions insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the coverage for any particular claim (if covered at all) will be limited, and the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Consequently, any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results. With respect to that litigation to which the Company is currently a party, it is not possible to determine with certainty the outcome of these matters, although we believe that the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results.

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

Our business relies heavily on computers and other electronic systems and capacity constraints and failures of these systems could harm our business. As our business expands, we face risks relating to the need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. We cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis. Additionally, our business may be negatively impacted by acts of cyberterrorism. In addition, problems may arise in the operation of the Company’s technology platform that are out of the Company’s control, including for example unexpected interruptions caused by system failures, concerns (actual or potential) about the security of data gathering and retrieval, interruptions of operations due to hackers, computer viruses or other malicious activity, including the unauthorized release of private information. Any of these problems could adversely affect the Company’s business.

Our Chairman of the Board’s Voting Agreement with respect to certain shares of our common stock expires on May 22, 2007. The voting control that Marshall T. Leeds has over an aggregate 3,354,927 shares of our common stock beneficially owned by Richard Parker, pursuant to a Shareholders’ Voting Agreement and Irrevocable Proxy, dated May 22, 2002, expires in accordance with its terms on May 22, 2007 (or earlier upon the occurrence of certain other events). Upon expiration of the Voting Agreement and Irrevocable Proxy, Mr. Leeds’ beneficial ownership would not include such shares and would be deemed to beneficially own an aggregate of 12,050,000 shares (or approximately 36% of the outstanding common stock of the Company (including options owned by Mr. Leeds). See “Item 11—Security Ownership of Certain Beneficial Owners.”

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

We rely on third party vendors to provide services that are an integral part of our business. As a fully disclosed broker-dealer, we rely on our Clearing Firm to provide a number of operations and support functions that we cannot provide internally. If our relationship with our Clearing Firm were to be terminated, our business would be materially adversely impacted unless we were able to utilize the services of another clearing firm. Even if we were to develop such other relationships, our business could be adversely impacted if we were unable to obtain terms as favorable as those currently in place.

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level or risk. The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure that our policies and procedures will effectively and accurately record and verify this information.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we are able to evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

Credit risk exposes us to losses caused by financial or other problems experienced by third parties. We are exposed to the risk that third parties which owe us money, securities or other assets will not fulfill their obligations. These parties include, but are not limited to, customers, clearing firms and other financial intermediaries. These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues and perhaps our ability to borrow in the credit markets.

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

We may have to indemnify our directors and officers for certain actions. Our Amended and Restated Articles of Incorporation, as amended, require us to indemnify (to the fullest extent permitted under Florida law) each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been directors or officers of our Company. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit our shareholders and us. We maintain officers and directors liability insurance coverage in the amount of $1 million. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to us. Furthermore, there can be no assurance that any action will be covered by insurance, or if covered, that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, we may be forced to pay such difference.

Our common stock is subject to price volatility. The price of our common stock is volatile. Because of possible fluctuations in operating results, such as revenues or operating results being below the expectations of investors, and the volatility of market and economic conditions generally, there may be additional volatility in the price of our common stock. If a large number of shares of our common stock enters the market, the market price of our common stock could decline significantly. A significant decline in the market price of our common stock could result in litigation that could subsequently result in increased costs and a diversion of management’s attention and resources from operations. In addition, the volume of trading activity of our stock is typically low, which may result in increased volatility.

Additional capital may dilute current shareholders. In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities, and debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the equity ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

There may not be a liquid market for the common stock. Our common stock is currently traded on the OTC Electronic Bulletin Board. This market generally has less liquidity than the Nasdaq SmallCap Market and certain institutional investors are precluded from buying stock in this market. There can be no assurance that our investors will be able to sell their shares of common stock at prices and times that are desirable, if at all. In addition, no assurance can be given that the Company will continue to a reporting public company in the future, or will continue to trade on the bulletin board or on any other inter-dealer quotation system.

Our common stock is subject to the penny stock rules; as a result, our market liquidity could be adversely affected. The SEC’s regulations define a “penny stock” to be an equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker -dealers that sell low-priced securities to persons other than established customers and institutional accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline.

No dividends are anticipated. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the foreseeable future.

Our preferred stock may cause further dilution. Our Amended and Restated Articles of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such rights and preferences as may be determined from time to time by our Board of Directors without further shareholder approval. The Company designated 150,000 shares, and issued to investors 125,000 shares, of such preferred stock as its Series A Preferred Stock. Consequently, we have 4,850,000 shares of authorized shares of preferred stock that may be sold in the future and that can, at the discretion of our Board of Directors, be designated as other series of preferred stock with dividend and liquidation preferences that are senior, and not available to, the holders of our common stock. In the event that we issue additional preferred stock, the holders of such stock, as well as the Series A Preferred Stock, shall be entitled to receive dividends and distributions prior to their receipt by the holders of our common stock. Thus, holders of common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

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

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of December 31, 2006 and have concluded that the Company’s disclosure controls and procedures are effective.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name	Age	Title
Marshall T. Leeds	51	Chairman of the Board, Chief Executive Officer and President

Steven C. Jacobs	46	Executive Vice President, Chief Financial Officer, Secretary and Director

Sanford B. Cohen	49	Director

Paul D. DeStefanis	46	Director

William L. Harvey	51	Director

Executive Officers and Directors

Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President. Mr. Leeds was elected our President, and re-elected our Chairman and Chief Executive Officer, on February 26, 2004. He holds the same offices and board membership with Summit Brokerage Services, Inc. (“Summit Brokerage”), our operating subsidiary. Mr. Leeds acquired a controlling interest in Summit Brokerage on May 22, 2002, whereupon he became our Chairman and Chief Executive Officer. From March 22, 2002 to May 22, 2002, Mr. Leeds was engaged as our Director of Recruiting. Between October 2001 and March 2002, Mr. Leeds was a private investor. Prior thereto, Mr. Leeds served, between January 2001 and September 2001, as Chairman and Chief Executive Officer of First Union Securities Financial Network, Inc. Prior to joining First Union, Mr. Leeds served, between December 1983 and December 2000, as Chairman, President and Chief Executive Officer of JWGenesis Financial Corp. and its predecessor. JWGenesis Financial Corp. was acquired by First Union Securities Financial Network, Inc. on January 1, 2001. Mr. Leeds is a past Chairman of the Regional Investment Bankers Association, Inc. and also serves on the Independent Contractor Firm Committee of the Securities Industry Association.

Steven C. Jacobs, Executive Vice President, Chief Financial Officer, Secretary, and a Director. Mr. Jacobs has been a director of the Company since February 26, 2004 and a director of Summit Brokerage since May 22, 2002. He became our Executive Vice President in February 2003, and assumed the additional duties of our Chief Financial Officer and Secretary in May 2003. He is also a director of and holds the same offices with Summit Brokerage. Prior to joining Summit Brokerage, Mr. Jacobs served, between October 2000 and January 2003, as the Managing Partner of Tucker Ridge Financial Partners, LLC, a private investment banking and financial advisory firm serving emerging growth and middle market companies. For the ten year period prior to founding Tucker Ridge in October 2000, Mr. Jacobs held several senior executive investment banking positions, including having served, between January 2000 and September 2000, as Managing Director for Union Atlantic, LLC and prior thereto, between March 1998 and December 1999, as Managing Director of Pinnacle Partners, LLC, a private investment banking and financial advisory firm that was acquired by Union Atlantic in December 1999. Immediately following his graduation from the University of Florida in 1982 with a Bachelors in Accounting, Mr. Jacobs held audit, tax and consulting positions with Deloitte & Touche, and subsequent thereto served as Manager of Tax and Special Projects for Microtel, Inc. Mr. Jacobs also served as Chief Financial Officer for Corporate Securities Group, Inc., an NASD member broker-dealer.

Sanford B. Cohen, Director. Mr. Cohen has been a director of the Company and of Summit Brokerage since February 2004 and a director of Summit Brokerage since May 22, 2002. Mr. Cohen also serves as a member of our compensation committee. In 1985, Mr. Cohen founded Prescott Valley Broadcasting Co., Inc., owner of KPPV-FM and KQNA-AM radio stations in Prescott Valley, Arizona, and has been its President since its inception. From 1982 to 1984, Mr. Cohen was Vice President of National Phonecasting Co., a joint venture with Gannett Broadcasting Corp., a private company engaged in telephone broadcasting of financial information. Mr. Cohen received his B.A. degree in Economics in 1979 from Michigan State University.

Paul D. DeStefanis, Director. Mr. DeStefanis became a director of the Company and Summit Brokerage in February 2004. Mr. DeStefanis also serves as a member of our compensation and audit committees. He has over twenty years of financial and accounting experience. Mr. DeStefanis is currently principal of Advanced Business Valuations, a business valuation and litigation support services firm he founded in 1990. Between 1994–1996, Mr. DeStefanis served, on a part time basis, as Chief Financial Officer and Treasurer of The Commonwealth Group, a merchant banking and corporate consulting firm. Prior thereto, between 1990 and 1994, Mr. DeStefanis served as Senior Vice President, Treasurer and Chief Financial Officer for Jillian’s Entertainment Corp., a diversified publicly-held entertainment company. Between 1982 and 1990, Mr. DeStefanis held various positions with Deloitte & Touche. Mr. DeStefanis graduated from the University of Florida in 1982 with a BS in Accounting. In addition to being a Certified Public Accountant, he is an Accredited Business Valuator (AICPA designation), an Accredited Senior Appraiser (American Society of Appraisers designation) and a Certified Valuation Analyst (NACVA designation). Mr. DeStefanis is also a past member of the NACVA’S Education Board.

William L. Harvey, Director. Mr. Harvey became a director of the Company and Summit Brokerage in February 2004. Mr. Harvey also serves as a member of our audit committee. Mr. Harvey has over twenty-five years of financial and accounting experience. Since August 2006, Mr. Harvey has served as Chief Financial Officer for TrialGraphix, Inc., a litigation support services firm. Immediately prior thereto, between 2003 and 2006, Mr. Harvey served as Vice President for LNR Property Corporation. Prior thereto, between 1992 and 2003, Mr. Harvey was Executive Vice President and Chief Financial Officer for Pan Am International Flight Academy, a privately held provider of flight training services. Prior to joining Pan Am, Mr. Harvey was a partner at Deloitte & Touche where he served as a member of the Firm’s National Office SEC Services Department for two years. Mr. Harvey graduated from Florida State University in 1977 with a BS in Accounting and he is also a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 that were furnished to us, all such reports were timely filed.

Code of Ethics

We have adopted a code of ethics that for our Chief Executive Officer, and for our senior financial officers, including our Chief Financial Officer and principal accounting officer. Our code of ethics is posted on our website http://www.summitbrokerage.com/attachments/code.pdf.

Audit Committee

The members of our audit committee are currently Paul D. DeStefanis and William L. Harvey. Messrs. DeStefanis and Harvey are considered “independent” as that term is defined in Rule 4200(a)(15) of the NASD. Further, the Board of Directors has determined that the audit committee has at least one financial expert, who is William Harvey.

Item 10.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid the Company during the fiscal years ended December 31, 2005, and 2006 to our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity Incentive Plan Compensation ($) (g)		Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Marshall T. Leeds, Chairman,	2006	$100,000	$85,200	(1)		$6,130	$109,333	(2)	$—	$20,442	(3)	$321,105
Chief Executive Officer & President	2005	$100,000	$91,200	(1)	$—	$—	$28,160	(4)	$—	$19,220	(3)	$238,580
Steven C. Jacobs, Executive Vice President, Chief Financial Officer,	2006	$150,000	$5,000		$—	$85,015	$—		$—	$37,005	(5)	$277,020
Secretary and Director	2005	$136,529	$3,000		$—	$—	$—		$—	$17,624	(3)	$157,153

(1)	For 2006, includes both a guaranteed bonus ($45,200) as well as a discretionary bonus awarded by the board ($40,000). For 2005, includes both a guaranteed bonus ($41,200) as well as a discretionary bonus awarded by the board ($50,000).
(2)	Represents bonus amounts accrued in 2006 but not paid until 2007.
(3)	Includes an automobile allowance and employee benefits in the form of health insurance.
(4)	Represents bonus amounts accrued in 2005 but not paid until 2006.
(5)	Includes an automobile allowance and employee benefits in the form of health insurance. Also includes approximately $19,000 resulting from an increase in the value of warrants attributable to a two-year extension of the exercise period. See “Equity Compensation Plans Not Approved by Shareholders – Warrants.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options; stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2006.

	Option Awards						Stock awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Marshall T. Leeds		40,000	(2)		$0.35	12/31/2013	40,000	$6,130
	10,000	30,000	(3)		$0.28	12/31/2015	30,000
	40,000		(1)		$0.40	12/31/2014
	5,600,000		(1)		$0.25	3/22/2012

	5,650,000	70,000					70,000	$6,130

Steven C. Jacobs		40,000	(2)		$0.35	12/31/2013	40,000	$6,130
		250,000	(2)		$0.32	12/31/2013	250,000	$40,573
		250,000	(2)		$0.35	12/31/2013	250,000	$38,312
	10,000	30,000	(3)		$0.28	12/31/2015	30,000
	2,500	7,500	(3)		$0.28	12/31/2015	7,500
	6,500		(1)		$0.40	12/31/2014
	40,000		(1)		$0.40	12/31/2014
	44,000		(1)		$0.40	6/1/2014
	40,000		(1)		$0.40	12/31/2013
	5,000		(1)		$0.50	12/22/2013
	600,000		(1)		$0.45	8/7/2013
	25,000		(1)		$0.50	8/2/2012
	20,000		(1)		$0.50	3/22/2012

	793,000	577,500					577,500	$85,015

(1)	Options were fully vested as of 12/31/05.
(2)	These options vest 25% on 12/31/07, 12/31/08, 12/31/09, and 12/31/10.
(3)	These options vest 25% on 12/31/06, 12/31/07, 12/31/08, and 12/31/09.

Director Compensation

The following table sets forth certain information concerning compensation paid to our outside directors during fiscal 2006:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
William L. Harvey	$11,400		$10,208				$21,608
Paul D. DeStefanis	$1,400		$9,007				$10,407
Sanford B. Cohen	$1,400		$9,007				$10,407

	$14,200	$—	$28,222	$—	$—	$—	$42,422

Equity Compensation Plan Information

The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan, the 2006 Incentive Compensation Plan, and non-plan equity compensation agreements as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved By Shareholders	14,612,368	(1)	$0.35	9,588,527	(2)
Equity Compensation Plans Not Approved by Shareholders	1,933,522	(3)	$0.38	-0-

Total	16,545,890		$0.35	9,588,527	(2)

(1)	Includes 8,512,368 shares subject to outstanding options under the 2000 Incentive Compensation Plan and the 2006 Incentive Compensation Plan, as well as 6,100,000 shares subject to non-plan option agreements outstanding as of December 31, 2006.
(2)	Represents shares available for award grants under the 2006 Incentive Compensation Plan as of December 31, 2006.
(3)	Includes 455,522 shares subject to non-plan option agreements outstanding as of December 31, 2006 and 1,478,000 shares issuable upon exercise of common stock purchase warrants issued in connection with the private placement of our securities in 2002 and 2003.

Equity Compensation Plans Not Approved by Shareholders – Options. The equity compensation plans not approved by shareholders consist of 455,522 shares of the Company’s common stock issuable upon exercise of options, and which options were granted between 2000 and 2003. Options for 55,522 of these shares were issued prior to 2003 and have, with respect to options for 40,595 shares, an exercise price of $2.50 per share, all of which have vested. Options for 14,927 shares, having an exercise price of $1.00 per share, have all vested. We have also included herein a commitment, made in 2003, to issue up to 400,000 options at an exercise price of $0.45 per share, which options have a ten year term and vested with respect to 150,000 options, on February 3, 2004, and with respect to 125,000 options, on each of February 3, 2005 and 2006. The optionees may pay the exercise price with respect to their options either in cash, by check, with already owned shares of common stock of the Company that have been held by the optionee for at least six (6) months (or such other shares as will not cause the Company to recognize for financial accounting purposes a charge for compensation expense), or such other manner as provided in the agreements or as may otherwise be determined by the Company. The option agreements provide for appropriate adjustment of the number of shares subject to the options and the exercise price of the options in the event of any increase or decrease in the number of issued and outstanding shares of the Company’s capital stock resulting from a stock dividend, a recapitalization or other capital adjustment of the Company. The Company has discretion to make appropriate anti-dilution adjustments to outstanding options in the event of a merger, consolidation or other reorganization of the Company or a sale or other disposition of substantially all of the Company’s assets. The options are not assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an option is exercisable only by the optionee. In general, the vested portion of an option must be exercised within 90 days from disassociation with the Company.

Equity Compensation Plans Not Approved by Shareholders – Warrants. We issued common stock purchase warrants for 1,478,000 shares of our common stock to brokers and to certain administrative personnel in connection with our two private common stock offerings consummated in 2003. The warrants, which have a five year term commencing on either March 19, 2003 or April 11, 2003 and expire on either March 18, 2008 or April 10, 2008, vested immediately upon issuance and are exercisable at a price of $0.30 per share payable in cash or by check. In December 2006, the Company extended the term of warrants to purchase 838,000 shares of common stock by not more than two years. The holders of the warrants have piggy-back registration rights under which they may include in certain registration statements of the Company the shares of common stock issuable upon exercise of the warrants, subject to certain rights of the Company to cut-back the number of shares to be included under specified circumstances and to delay the filing or effectiveness of any registration statement or withdraw the registration statement. The warrant agreements contain certain cross-indemnification provisions in connection with the resale of the shares by the holders. The warrants contain anti-dilution provisions under which the exercise price of the warrants and the number of shares of common stock issuable upon their exercise are subject to adjustment in the event of stock splits, stock dividends, and in the event of a merger, consolidation, reorganization or reclassification of the capital stock of the Company.

Employment Agreements

The Company entered into an employment agreement with Marshall T. Leeds commencing May 2004 for the continuation of his services as its Chairman of the Board, Chief Executive Officer, and President. The employment agreement expired on December 31, 2006, and a New Employment Agreement was entered into, as described below. Under the employment agreement, Mr. Leeds received a base annual salary of $100,000, together with a guaranteed annual bonus in the amount of $50,000. Additionally, Mr. Leeds annually earned incentive compensation in the form of: (i) a discretionary cash bonus of up to $50,000 and (ii) a non-discretionary bonus equal to 10% of the Company’s Earnings (as such term was defined within the employment agreement), or $200,000, whichever is less. The employment agreement also extended the exercise period of those options issued to Mr. Leeds in connection with the execution of his prior employment agreement (dated March 22, 2002) from December 31, 2007 to March 22, 2012. In addition, Mr. Leeds was eligible to participate in employee benefit plans, including, among other things, the awarding of options for his service on the Company’s executive committee in the same amount as such options are granted to other committee members. For the added protection of the Company, the employment agreement contained various provisions that (in the absence of specific, exceptional circumstances) prevented Mr. Leeds, for a period of one year following the termination of his employment, from using the Company’s confidential information and from engaging in activities interfering or competing with the Company’s businesses.

Effective January 1, 2007, the Company entered into a new employment agreement with Mr. Leeds for his continued service as Chairman of the Board, Chief Executive Officer, and President. Under the terms of the new agreement, Mr. Leeds will receive a base annual salary of $250,000 (subject to yearly increases of 5%), together with a non-discretionary bonus equal to 10% of the Company’s Earnings (as such term is defined within the new employment agreement), subject to a yearly limitation of $200,000 in 2007, $300,000 in 2008 and $400,000 thereafter. Mr. Leeds will also be entitled to receive a percentage of the commissions, if any, that he generates. Mr. Leeds will also receive options to acquire up to 2.5% of the Company’s issued and outstanding shares of common stock at an exercise price of $.32 and up to 2.5% of the Company’s issued and outstanding shares of common stock at an exercise price of $.35, in both cases such amounts being subject to adjustment for additional issuances of common stock over a 12 month period of time. Based on the number of shares outstanding as of January 1, 2007, Mr. Leeds was issued an option to acquire up to 705,252 shares at an exercise price of $.32 and an option to acquire up to 705,252 shares at an exercise price of $.35 on January 1, 2007.

2006 Incentive Compensation Plan

On December 13, 2006, the Company’s shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to the 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (SARs), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan shall be 12,000,000 shares, plus the number of shares with respect to which awards previously granted under the 2006 Plan that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The 2006 Plan imposes individual limitations on the amount of certain awards in part to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other Company obligations, and other stock-based awards granted to any one participant may not exceed 2,000,000 shares for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000. The Board of Directors or Committee admitting the 2006 Plan is authorized to adjust the limitations described above and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The Board of Directors or Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles. As of December 31, 2006, the Company had issued, or committed to issue, options entitling the holders thereof to acquire up to 2.4 million shares under the 2006 Plan, leaving a total of 9.6 million shares available for future grants.

2000 Incentive Compensation Plan

Our 2000 Incentive Compensation Plan (the “Plan”), which was superceded by our 2006 Plan, was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provided for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. As of December 31, 2006, the Company had issued options entitling the holders thereof to acquire up to 6.10 million shares under the Plan. The exercise prices of the options range from $0.24 per share to $2.50 per share, and generally have scheduled vesting.

Options Granted Outside of Our 2000 Incentive Compensation Plan and 2006 Incentive Compensation Plan

As of December 31, 2006, we had options outstanding allowing the holders thereof to purchase an aggregate of 6.56 million shares of common stock with a range of exercise prices from $0.10 to $2.50 per share. Options for a total 5,600,000 shares expire on March 22, 2012, unless terminated earlier in accordance with their terms. All other non-plan options have a term of ten years from the date of grant unless otherwise terminated in accordance with their terms. In general, options granted outside the plans must be exercised within 90 days of an employee’s disassociation from the Company. All options granted outside of our plans were exercisable as of December 31, 2006.

Director Compensation

In serving on our Board, non-employee directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Non-employee directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the Audit Committee. In connection with their service to the Company in 2006, each non-employee director received an option for 75,000 shares of common stock at an exercise price equal to the price of our common stock at date of grant. The Chairman of the Audit Committee received an option for an additional 10,000 shares on the same terms and conditions as the other option awards described herein provided to all outside directors.

Item 11.	Security Ownership of Certain Beneficial Owners

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 28, 2006 with respect to the beneficial ownership of common stock by: (i) each Named Executive Officer; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Benefit Ownership		Percent of Class(2)
Common Stock	Marshall T. Leeds	15,404,927	(3)	44.8%
Common Stock	Richard Parker	3,421,927	(4)	11.9%
Common Stock	Steven C. Jacobs	1,313,000	(6)	4.5%
Common Stock	Sanford B. Cohen	230,000	(7)	*
Common Stock	Paul D. DeStefanis	390,000	(8)	1.4%
Common Stock	William L. Harvey	215,000	(9)	*
Common Stock	Antares Capital Fund III Limited Partnership(10)	4,000,000		14.2%
Common Stock	The Equity Group Inc. Profit Sharing Plan & Trust(11)	1,600,000	(11)	5.7%
Common Stock	All executive officers and directors as a group (5 persons)	17,555,927	(12)	48.5%

*	Represents less than 1% of the issued and outstanding common stock of the company.
(1)	Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 980 North Federal Highway, Suite 310, Boca Raton, Florida 33432.
(2)

Based on 28,210,075 shares outstanding on March 22, 2007, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of March 22, 2007, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)

Includes: (a) 6,400,000 shares of common stock; (b) 5,650,000 issuable pursuant to options exercisable within the next 60 days; and (c) 3,354,927 shares of common stock beneficially owned by Mr. Parker but for which Mr. Leeds has sole voting power pursuant to a Shareholders’ Voting Agreement and Irrevocable Proxy, which shares include: (i) 2,854,927 outstanding shares beneficially owned by Mr. Parker; and (ii) 500,000 shares issuable pursuant to stock options exercisable within the next 60 days.

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

(5)	Omitted.
(6)	Includes 793,000 shares issuable pursuant to stock options exercisable within the next 60 days, and 440,000 shares issuable pursuant to currently exercisable warrants.
(7)	Includes 230,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(8)	Includes 200,000 shares of common stock and 190,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(9)	Includes 215,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(10)

Address: 9999 N.E. 2 Avenue, Suite 306, Miami Shores, Florida 33138. Antares Capital Fund III Limited Partnership (“ACF”) is a Delaware limited partnership whose general partner is Antares Capital Partners III, L.L.C. (“ACP”), a Florida limited liability company. As the general partner, ACP has sole voting authority over ACF’s investments. The managing partners of ACP are Jonathan I. Kislak and Randall Poliner.

(11)

Address: 800 Third Avenue, 36th Floor, New York, NY 10022. The co-trustees of the Equity Group Inc. Profit Sharing Plan & Trust are Robert Goldstein and Loren Mortman, either of whom has voting authority over the Trust’s investments. Also, Ms. Mortman and her spouse jointly own 200,000 shares of common stock.

(12)	Includes 8,518,000 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days.

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

Item 12.	Certain Relationships and Related Transactions.

There were no related party transactions during the years ended December 31, 2006 or December 31, 2005.

Item 13.	Exhibits

A. Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Name
2.1	Merger Agreement by and among the Registrant, Summit Brokerage Services, Inc. and Summit Transitory Sub, Inc. dated July 17, 2003 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amendment to Amended and Restated Articles of Incorporation (12)

3.3	Bylaws (2)

10.1	2000 Incentive Compensation Plan, as amended (8)

10.2	2000 Incentive Compensation Plan, as amended on June 22, 2005 (10)

10.3	Stock Purchase Agreement by and among the Summit Brokerage Services, Inc., Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)

10.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (3)

10.5	Shareholders’ Voting Agreement and Irrevocable Proxy by and among Summit Brokerage Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002 (4)

10.6.	Commercial Lease between Summit Brokerage Services, Inc. and First America Living Trust, dated May 22, 2002 (4)

10.7	Employment Agreement between the Registrant and Marshall T. Leeds, effective July 19, 2004 (9)

10.8	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.9	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (5)

10.10	Form of Warrants dated effective March 19, 2003 (6)

10.11	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective March 19, 2003 (8)

10.12	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective April 11, 2003 (8)

10.13	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.14	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)

10.15	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.16	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.17	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #310 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.18	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #311 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.19	Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.20	Addendum to the Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.21	Employment Agreement between the Company and Marshall T. Leeds, dated January 1, 2007 (13)

10.22	2006 Incentive Compensation Plan (12)

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on September 15, 2004, File No. 333-108818.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(3)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended March 31, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended June 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(6)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(7)	Incorporated by reference to the Form 8-K filed on April 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.
(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.
(9)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed March 31, 2005, file no. 0-29337.
(10)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2005, filed on August 15, 2005, file no. 0-29337.
(11)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005 filed March 31, 2006, file no. 0-29337.
(12)	Incorporated by reference to the Registrant’s Form 14A as filed on November 24, 2006, file no. 0-29337.
(13)	Incorporated by reference to the Form 8-K filed on January 4, 2007 by Summit Financial Services Group, Inc., file no. 0-29337.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Moore Stephens Lovelace, P.A., our principal accountants, were paid an aggregate of $79,050 and $68,600 for each of the fiscal years ended December 31, 2006 and 2005, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-QSB during such fiscal years, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during such fiscal years.

Audit Related Fees

Our principal accountants were paid $600 and $2,500 for audit-related fees for each of the fiscal years ended December 31, 2006 and 2005 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants were paid $-0- and $5,100 for fees and expenses for services performed relating to tax compliance, tax advice or tax planning for each of the fiscal years ended December 31, 2006 and 2005.

All Other Fees

Our principal accountants did not bill us any additional fees in the fiscal years ended December 31, 2006 and 2005 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors were authorized to perform audit services for the fiscal year ended 2006 by our Board of Directors and the Company’s Chief Executive Officer and Chief Financial Officer. Moore Stephens Lovelace, P.A. was appointed by our Audit Committee as our independent auditors for purposes of auditing and reviewing our financial statements for 2006. Our principal auditors informed our Audit Committee of the scope and nature of each service to be provided. During the year ended December 31, 2006, all services and fees rendered by Moore Stephens Lovelace, P.A. were approved by our Audit Committee in advance of providing such services.

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

Date: March 30, 2007

/s/ Steven C. Jacobs
Steven C. Jacobs
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marshall T. Leeds	Chairman of the Board and Chief Executive Officer	March 30, 2007
Marshall T. Leeds	(principal executive officer)

/s/ Steven C. Jacobs	Executive Vice President,	March 30, 2007
Steven C. Jacobs	Chief Financial Officer, and Secretary (principal financial officer)

/s/ Paul D. DeStefanis	Director	March 30, 2007
Paul D. DeStefanis

/s/ William L. Harvey	Director	March 30, 2007
William L. Harvey

/s/ Sanford B. Cohen	Director	March 30, 2007
Sanford B. Cohen

SUMMIT FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Summit Financial Services Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income and loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
March 30, 2007

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Financial Condition

December 31, 2006

ASSETS
Cash and cash equivalents	$3,883,880
Deposit held at clearing broker	26,943
Commissions receivable	1,159,928
Other receivables	279,103
Securities owned, at fair value	9,237
Prepaid expenses	334,112
Property and equipment, net	105,307
Goodwill	500,714
Customer list, net	359,816

Total assets	$6,659,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,011,085
Accrued commissions expense	1,937,840

Total liabilities	2,948,925

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 28,224,987 issued and 28,210,075 outstanding	2,822
Additional paid-in capital	9,306,635
Unearned stock-based compensation	(484,263)
Treasury stock, 14,912 shares, at cost	(10,884)
Accumulated deficit	(5,104,208)

Total stockholders’ equity	3,710,115

Total liabilities and stockholders’ equity	$6,659,040

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Loss

For The Years Ended December 31, 2006 and 2005

	2006	2005
Revenues
Commissions	$28,033,115	$20,961,017
Interest and dividends	964,239	802,387
Other	367,479	382,629

	29,364,833	22,146,033

Expenses
Commissions and clearing costs	22,958,059	16,871,540
Employee compensation and benefits	3,137,700	2,988,660
Occupancy and equipment	471,484	453,058
Communications	380,920	338,811
Legal and accounting	393,404	745,393
Depreciation and amortization	215,616	200,059
Loss on disposition of assets	—	355
Other operating expenses	1,261,584	808,446

	28,818,767	22,406,322

Other income	79,256	—

Income (loss) before income taxes	625,322	(260,289)

Provision for income taxes	6,072	—

Net income (loss)	$619,250	$(260,289)

Basic income (loss) per common share	$0.02	$(0.01)

Diluted income (loss) per common share	$0.02	$(0.01)

Weighted average common shares outstanding:
Basic	28,210,075	28,203,502

Diluted	29,488,687	28,203,502

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2006 and 2005

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Treasury Stock	Accumulated Deficit	Total Stock- holders’ Equity
	Number of Shares Outstanding	Par Value	Number of Shares Outstanding	Par Value
Balances, December 31, 2004	125,000	$13	28,195,080	$2,821	$8,914,440	$(491,420)	$(10,884)	$(5,421,793)	$2,993,177
Preferred stock dividend	—	—	—	—	—	—	—	(18,000)	(18,000)
Issuance of common stock for services – non employees	—	—	14,995	1	5,144	—	—	—	5,145
Issuance of options –non-employees	—	—	—	—	135,396	(135,396)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(153,114)	408,162	—	—	255,048
Net income/(loss)	—	—	—	—	—	—	—	(260,289)	(260,289)

Balances, December 31, 2005	125,000	$13	28,210,075	$2,822	$8,901,866	$(218,654)	$(10,884)	$(5,700,082)	$2,975,081
Preferred stock dividend	—	—	—	—	—	—	—	(23,376)	(23,376)
Issuance of options – employees	—	—	—	—	363,017	(363,017)	—	—	—
Issuance of options –non- employees	—	—	—	—	114,241	(114,241)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(72,489)	211,649	—	—	139,160
Net income/(loss)	—	—	—	—	—	—	—	619,250	619,250
Balances, December 31, 2006	125,000	$13	28,210,075	$2,822	$9,306,635	$(484,263)	$(10,884)	$(5,104,208)	$3,710,115

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net income/(loss)	$619,250	$(260,289)
Adjustments to reconcile net income(loss) to net cash provided by operating activities
Depreciation	35,708	20,155
Stock-based compensation and consulting	139,160	260,193
Loss on disposition of assets		355
Amortization of customer list and imputed interest	189,502	215,525
Other income	(79,256)
Changes in:
Deposit held at clearing broker	(1,094)	50,311
Commission receivable	(540,970)	(339,969)
Other receivables	(20,284)	(95,170)
Prepaid expenses	(43,580)	(20,327)
Securities owned	1,317	(7,494)
Accounts payable and accrued expenses	(215,333)	430,877
Accrued commissions expense	991,410	22,198

Net cash provided by operating activities	1,075,830	276,365

Cash flows from investing activities
Purchase of property and equipment	(75,196)	(32,394)
Proceeds from disposition of assets	—	1,000

Net cash used in investing activities	(75,196)	(31,394)

Cash flows from financing activities
Dividends paid – preferred stock	(23,376)	(18,000)
Payments on debt obligation	(541,625)	(271,083)

Net cash used in financing activities	(565,001)	(289,083)

Net increase (decrease) in cash and cash equivalents	435,633	(44,112)
Cash and cash equivalents at beginning of year	3,448,247	3,492,359

Cash and cash equivalents at end of year	$3,883,880	$3,448,247

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—Summit Financial Services Group, Inc. (“SFSG”) is a holding company whose principal operating subsidiary is Summit Brokerage Services, Inc. (“SBS”). SBS is a National Association of Securities Dealers (“NASD”) member firm. SBS is a broker-dealer offering financial services to clients across the country through its network of approximately 105 independent broker-dealer branch offices as well as its one company-owned office.

CONSOLIDATION POLICY—The accompanying consolidated financial statements include the accounts of the SFSG and its subsidiaries (collectively, the “Company’). SFSG’s primary subsidiary is Summit Brokerage Services, Inc., (an NASD member firm) and its wholly owned subsidiaries Summit Financial Group, Inc. (a registered investment advisor), SBS Insurance Agency of Florida, Inc. (an insurance business), and Summit Holding Group, Inc. (a holding company). Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS—The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

DEPOSIT HELD AT CLEARING BROKER—The Company has an interest-bearing reserve deposit with its clearing broker. The clearing broker requires deposits of all introducing brokers for whom they transact business.

COMMISSIONS RECEIVABLE—Based upon past experience and a review of the individual accounts, management believes the commissions receivable as of December 31, 2006 are fully collectible; accordingly, no allowance has been recorded.

SECURITIES OWNED, AT FAIR VALUE—Securities owned are valued at estimated fair value as determined by management. The resulting differences between cost and estimated fair value are included in the consolidated statements of income and loss.

PROPERTY AND EQUIPMENT—Property and equipment is stated at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years.

TREASURY STOCK—Treasury stock is reflected at cost.

COMMISSIONS REVENUE AND EXPENSE—Commission revenue and the corresponding expense are recorded on a trade-date basis. The Company receives commissions on securities transactions sold by its financial advisors. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the financial advisors based on a formal commission payout schedule maintained with each representative and/or branch licensee.

OTHER INCOME—Other income represents the net reduction in the payable amount due to Wachovia Securities Financial Network, Inc. (“Wachovia”) in connection with the acquisition of a branch office. (See Note 4.)

INCOME TAXES—Income taxes are provided for the tax effects of transactions reported in the financial statements and consist primarily of taxes currently due plus deferred taxes related to net operating losses.

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax may also be recognized for operating losses and tax credits that are available to offset future taxable income. (See Note 10.)

STOCK OPTIONS – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) to the first period of the first fiscal year beginning after June 15, 2005. The Company was required to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company has adopted SFAS No. 123(R) using the modified prospective method.

The Company accounts for stock-based compensation of non-employees using the fair market value method under the provisions of SFAS No. 123(R).

Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models (including Black-Scholes) do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. The amortization of earned stock expense related to issuances to employees is included in the accompanying Consolidated Statement of Income under the caption “Employee Compensation and Benefits”, while the amortization of earned stock expense related to issuances to non-employees is included under the caption “Other Operating Expenses.” (See Note 8.)

INCOME/(LOSS) PER SHARE—Basic income/(loss) per share for the years ended December 31, 2006 and 2005 have been computed by dividing net income/(loss) (less preferred dividends of $23,376 and $18,000 in 2006 and 2005, respectively) by the weighted average number of common shares outstanding. For the year ended December 31, 2006, the following table reflects the effect of dilutive options and warrants and convertible preferred stock on basic and diluted earnings per share (“EPS”).

	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS
Net income	$619,250
Less preferred stock dividends	23,376

Income available to common stockholders	595,874	28,210,075	$0.02

Effect of dilutive options and warrants	—	1,278,612

Diluted EPS
Income available to common stockholders plus assumed conversions	$595,874	29,488,687	$0.02

For the year ended December 31, 2005, diluted loss per share is the same as basic, as the dilutive calculation would have an anti-dilutive effect because of the net loss. The number of potentially dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2006 and 2005, totaled 10,187,716 and 14,549,779, respectively.

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The Company does not expect that the adoption of SFAS 155 will have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The Company does not expect that the adoption of SFAS No. 156 will have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50 percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company was required to adopt FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued a Staff Position, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction “ (FSP 13-2), which provides guidance regarding changes or projected changes in the timing of cash flows relating to income taxes generated by a leveraged lease transaction. Leveraged leases can provide significant tax benefits principally related to the timing of tax payments to the lessor. Since changes in the timing and/or amount of these tax benefits may have a material effect on the cash flows of a lease transaction, a lessor, in accordance with FSP 13-2, will be required to perform a recalculation of a leveraged lease when there is a change or projected change in the timing of the realization of tax benefits generated by that lease. The effective date of FSP 13-2 for the Company is January 1, 2007. The Company does not expect that the adoption of FSP 13-2 will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. In addition, SFAS 157 precludes the use of block discounts and supersedes the guidance in EITF 02-3, which prohibited the recognition of day-1 gains on certain derivative trades when determining the fair value of instruments not traded in an active market. With the adoption of this standard, these changes will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. The standard also requires the Company to reflect its own credit standing when measuring the fair value of debt it has issued that is carried at fair value, including derivatives, prospectively from the date of adoption. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008, with earlier adoption permitted for the Company’s fiscal year beginning January 1, 2007. The Company is currently evaluating the potential impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R),” which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a material impact on the financial position, results of operations or cash flows of the Company.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company is currently evaluating the potential impact of adopting this standard.

ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates by management include the determination of the amounts to accrue with respect to certain litigation, the ultimate outcome of which is not determinable until such litigation has been settled, the valuation of intangible assets and stock-based compensation. Actual results could differ from those estimates.

RECLASSIFICATIONS—Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net loss from 2005.

NOTE 2—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:

Computer systems and software	$142,234
Equipment and furniture	35,570
Leaseholds	7,231

Total	185,035
Less: accumulated depreciation	(79,728)

Total property and equipment, net	$105,307

Depreciation expense was $35,708 and $20,155 for the years ended December 31, 2006 and 2005, respectively.

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2006:

Accounts payable	$429,715
Accrued expenses and other accrued liabilities	398,611
Accrued wages and other	182,759

$1,011,085

NOTE 4 – GOODWILL AND CUSTOMER LIST

On January 2, 2003, the Company acquired, in an asset purchase agreement, a branch office from Wachovia (the “Branch”). The purchase price was approximately $1,800,000, payable to Wachovia over four years. The purchase price is being paid by SBS in periodic payments over the four-year period commencing January 2003. The continuous employment of all of the representatives was not guaranteed; however, for certain representatives who did not maintain employment with the Company through the period ending January 2, 2005, a pro-rata adjustment was made to the purchase price.

Based upon management’s estimates, the original purchase price, including transaction costs, has been allocated as follows: Customer list - $1,142,000; Goodwill - $532,000; Equipment—$6,000; imputed interest - $176,000. Customer list is being amortized over its estimated beneficial life of six years. Amortization of customer list for the year ended December 31, 2006 was approximately $179,900. Imputed interest is presented as a discount on the note payable and is being amortized over the life of the loan, at 5.25%, using the effective-interest method. Amortization of imputed interest for the year ended December 31, 2006 was approximately $9,600. As of December 31, 2006, SBS had satisfied in full its obligation to Wachovia with respect to the purchase price of the Branch.

Future amortization of customer list is as follows:

Year Ending December 31,	Amount

2007	$179,900
2008	$179,900

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” the customer list and goodwill are reviewed for impairment, with the Company recording such adjustments, if any, that are deemed appropriate. No such impairment expense was recorded in 2006.

NOTE 5—COMMON STOCK

In December 2006, the Company established the 2006 Incentive Compensation Plan (“the 2006 Plan”) as the successor to the 2000 Incentive Compensation Plan (the “2000 Plan”) established in July 2000 (collectively, “the Plans”). The terms of the Plans provide for grants of stock options (incentive and non-statutory), stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company’s performance. (See Note 8.)

NOTE 6—PREFERRED STOCK

On March 27, 2002 the Company amended its Articles of Incorporation to designate 150,000 shares as Series A Convertible Preferred Stock from its 5,000,000 authorized shares of “blank check” preferred stock, par value $0.0001 per share. During the year ended December 31, 2001, the Company issued 125,000 shares of 12%, cumulative Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $125,000. The number of shares of common stock which may be issued in respect of the shares of Series A Preferred Stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A Preferred Stock being converted multiplied by 115% of the subscription price of $1.00 per Series A Preferred share, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the Series A Preferred Stock were converted as of December 31, 2006 was 143,750. All such Series A Preferred Stock is non-voting stock. The holders of Series A Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During 2006, we paid a total of $12,000 in cash dividends and reflected, as of December 31, 2006, accrued dividends of $11,376. During 2005, we paid a total of $18,000 in cash dividends. As of December 31, 2006, undeclared dividends in arrears approximated $20,000. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of Series A Preferred Stock. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7—TREASURY STOCK

Treasury stock is reflected at cost, and consists of 14,912 shares of common stock at December 31, 2006 and 2005, respectively.

NOTE 8—STOCK OPTIONS AND WARRANTS

The Company accounts for all option issuances in accordance with FAS No. 123 and FAS No. 123(R). In connection therewith, the Company records, upon the issuance of each option, unearned stock-based compensation in an amount equal to the number of shares covered by the option multiplied by the fair value per option. The amount recorded as unearned stock-based compensation is then amortized over the vesting period of the option. Consequently, the total expense recognized in the current period represents the amortized portion of the fair value of all options issued. Where the charge is related to options issued to employees, the expense is included within the caption entitled Employee

Compensation and Benefits in the accompanying Consolidated Statement of Income. Where the charge is related to options issued to non-employees, the expense is included within the same statements within the caption entitled Other Operating Expense.

During 2006 and 2005, the Company issued, in the aggregate, options to non-employees entitling the holders thereof to purchase up to 994,458 and 942,910 shares, respectively, with a fair market value of $114,241 and $135,396, respectively. As a result of these issuances, as well as issuances prior to 2006 and 2005, the Company recognized an expense equal to $111,208 in 2006 and $98,599 in 2005. During 2006 and 2005, the Company issued options to employees entitling the holders thereof to purchase up to 1,620,515 and 705,859 shares, respectively, which issuances were recorded at their fair market value of $363,017 and $-0-. For the years ended December 31, 2006 and 2005, the Company recognized an expense equal $56,332 and $243,088, respectively, related to the amortization of unearned stock-based compensation to employees. During 2006, the Company extended the term of certain of its outstanding warrants by a period of two years, resulting in an additional expense of $10,635 related to those warrants held by non-employees and $25,660 related to those warrants held by employees.

Certain non-employees and employees discontinued providing services or employment with the Company for which unearned compensation was being expensed. The Company’s policy states that, in general, upon disengagement with the Company, all vested options must be exercised within 90 days or the options become forfeited. If the options are forfeited for which expense has been previously recorded, the Company recaptures the expense in the current period. For the years ended December 31, 2006 and 2005, options covering 205,047 and 562,425 shares, respectively, were forfeited and $8,000 and $60,637, respectively, of amortization expense was recaptured for non-employees. For the years ended December 31, 2006 and 2005, options covering 270,064 and 350,971 shares, respectively, were forfeited and $56,675 and $25,729, respectively, of amortization expense was recaptured for employees.

As of December 31, 2006, there was $484,263 of total unrecognized stock-based compensation cost. This cost is expected to be recognized over a weighted average period of 1.7 years.

Stock option activity during 2005 and 2006 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	12,192,656	$0.39

Granted	1,648,769	$0.29
Forfeited	(913,396)	$0.67

Outstanding at December 31, 2005	12,928,029	$0.35

Granted	2,614,973	$0.39
Forfeited	(475,111)	$0.48

Outstanding at December 31, 2006	15,067,891	$0.36

The weighted average fair value of options granted for 2006 was $0.13 per option.

The range of exercise prices for options outstanding at December 31, 2006 was $0.10 to $2.50. The following table summarizes information about options outstanding at December 31, 2006:

	Outstanding Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10 - $0.25	6,892,408	4.8	$0.24
$0.28 - $0.42	4,241,288	5.6	$0.36
$0.45 - $0.60	3,465,280	4.8	$0.52
$0.70 - $0.80	360,896	5.9	$0.73
$1.00 - $2.50	108,019	4.0	$1.56

	15,067,891	5.0	$0.36

	Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price
$0.10 - $0.25	6,364,136	$0.24
$0.28 - $0.42	2,156,628	$0.37
$0.45 - $0.60	2,594,072	$0.53
$0.70 - $0.80	298,396	$0.72
$1.00 - $2.50	108,022	$1.56

	11,521,254	$0.35

As of December 31, 2006, the aggregate intrinsic value of vested and exercisable options was approximately $2.57 million.

During 2003, the Company issued warrants entitling the holders thereof to acquire up to 1,478,000 shares of common stock at a price of $.30 per share. These warrants are exercisable for a period of five years and have expiration dates ranging from March 18, 2008 to April 11, 2008. During 2006, the Company agreed to extend the term of the warrants by two years, with expiration dates now ranging from March 18, 2010 to April 11, 2010.

For purposes of valuing options in accordance with FAS No. 123 and FAS No. 123(R), the Company uses the Black-Scholes option pricing model. For the year ended December 31, 2006, the following assumptions have been utilized:

2006
Expected life (in years)	1.0 – 10.0
Risk-free interest rate	6.0%
Volatility	37%
Dividend yield	0.0%

Prior to January 1, 2006, the Company elected the “pro forma disclosure only” alternative permitted by FAS No. 123, instead of recording a charge to operations. For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

2005
Net income/(loss), as reported	$(260,289)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(323,364)

$(583,653)

Income/(loss) per share:
Basic - as reported	$(0.01)

Diluted - as reported	$(0.01)

Basic - pro-forma	$(0.02)

Diluted - pro forma	$(0.02)

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases office space under four operating leases. Under these leases, the Company occupies approximately 14,200 square feet of office space in five suites within the same building in Boca Raton, Florida. On June 25, 2003, the Company entered into two of these long-term leases for approximately 6,300 square feet of space. These leases, which both commenced on February 1, 2004 and expire on January 31, 2009. On May 1, 2006, the Company entered into another long-term lease for approximately 600 square feet, which lease expires on January 31, 2009. These leases provide for monthly base rent totaling $10,667, plus the Company’s pro-rata share of common area expenses.

On March 22, 2005, the Company entered into an additional long-term lease for approximately 7,400 square feet of space. The lease, which commenced on February 1, 2005 and expires on January 31, 2010, provides for monthly base rent in the amount of $12,925, plus the Company’s pro-rata share of common area expenses as well as management fees. The lease allows for a remodeling allowance of $38,850, which has been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit is being amortized over the term of the lease as a reduction to the amount of rent expense accrued.

The Company also leases certain equipment under an operating lease, which lease provides for minimum monthly payments of approximately $1,600 through June 2008.

The approximate minimum rent payments due under the Company’s five operating leases (based only on the base rent, without regard to the Company’s share of common areas and other expenses) are as follows:

Year	Amount
2007	$309,000
2008	$307,000
2009	$178,000
2010	$14,000
2011	$—
Thereafter	$—

Total rent expense, including month-to-month leases for the year ending December 31, 2006 was approximately $446,000.

LEGAL PROCEEDINGS

The Company is a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses that could result from these matters. Management believes that the range of potential net losses resulting from these proceedings in excess of the accrued amount, if any, will not be material to the Company’s financial position or results of operations. We have accrued $395,000 and $601,000 for potential arbitration and litigation losses as of December 31, 2006 and 2005, respectively.

The Company is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including the NASD, the United States Securities and Exchange Commission and the various securities commissions of the states and jurisdictions in which it operates. As part of the regulatory process, the Company is subject to routine examinations, the purpose of which is to determine the Company’s compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the Company has violated certain of these rules and regulations. Where possible, the Company endeavors to correct such asserted violations. In certain circumstances, and depending on the nature and extent of the violations, the Company may be subject to disciplinary action, including fines. In December 2006, the Company entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the NASD whereby the Company neither admitted nor denied certain allegations by the NASD and consented to a censure and the payment of a $25,000 fine. The terms of the AWC should not have an adverse effect on the Company’s ability to execute its business strategy.

Natural Disasters

The Company’s operations are located in an area that has been, and will potentially be, affected by tropical storms. In prior years, some portion of the Company’s operations were impacted by such storms. Although the Company maintains business interruption insurance, and has filed claims related to storms in prior years, there can be no assurance that, in the future, the amount of such proceeds will be sufficient to offset any losses incurred. The Company does not reserve any amounts for such contingencies.

Other

Included in the Company’s clearing agreement with its clearing broker is an indemnification clause. This clause relates to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing broker to the extent of the net loss on the unsettled trade. At December 31, 2006, management of the Company had not been notified by the clearing broker, nor were they otherwise aware, of any potential losses relating to this indemnification.

NOTE 10—INCOME TAXES

Due to the net operating losses and valuation allowance, there was no provision for either federal or state income taxes for the years ended December 31, 2006 and 2005, other than an accrual in 2006 of approximately $6,000 related to the alternative minimum tax.

Deferred tax assets and their approximate tax effect totaled $1,525,000 at December 31, 2006. The significant components of the deferred tax assets were comprised of the following:

Amount
Net operating losses	$862,000
Amortization of stock-based compensation	381,000
Allowances and other items	282,000

$1,525,000

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the entire deferred tax asset.

The valuation allowance increased by approximately $568,000 and approximately $189,000 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $2.2 million for federal and state income tax purposes. These loss carryforwards expire in various years through 2023. The utilization of the Company’s net operating loss carryforwards may be severely limited under Sec. 382 of the Internal Revenue Code in the event that a change of ownership has occurred.

The Company’s effective tax rate differs from the statutory federal income tax rate due to the following:

December 31, 2006
Tax at statutory rate	34%

Increase (decrease) resulting from:
Effect of state income tax	3%
Effect of non-deductible expenses	4%
Effect of utilization of operating loss carryforward	(-41%)

Effective tax rate	—

NOTE 11—CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 12—NET CAPITAL REQUIREMENT

SBS is a “Fully Disclosed Broker-Dealer.” SBS does not carry customer accounts and does not accept customer funds or securities. Instead, it has entered into a “clearing agreement” with a clearing broker and has fully disclosed all of its customer accounts to this broker.

SBS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. Under the Rule, SBS is required to maintain at least $250,000 in net capital. The rule also requires that SBS’s ratio of aggregate indebtedness to net capital not exceed 15 to 1 as computed under SEC Rule 15c-3-1.

At December 31, 2006, SBS had net capital of approximately $2.0 million and its aggregate indebtedness to net capital ratio was 1.5 to 1 as computed under SEC Rule 15c-3-1.

EXHIBIT INDEX

Number	Name
21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002