Form 10QSB
period 2007-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2007-05-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 3, 2007
Common Stock Par value $0.0001 per share	28,210,075

Transitional Small Business Disclosure Format    ☐  Yes    ☒  No

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis or Plan of Operation.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment, economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006 (file no. 0-29337).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

March 31, 2007 (Unaudited)

ASSETS
Cash and cash equivalents	$3,694,812
Deposit held at clearing broker	27,252
Securities owned, at fair value	8,823
Commissions receivable	1,778,466
Prepaid expenses	258,876
Other receivables, net	298,238
Goodwill & customer list, less accumulated amortization of $773,019	815,555
Property and equipment at cost, less accumulated depreciation of $91,114	108,266

TOTAL ASSETS	$6,990,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$776,585
Accrued commission expense	2,294,448

TOTAL LIABILITIES	3,071,033

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 28,224,987 issued and 28,210,075 outstanding	2,822
Additional paid-in capital	9,614,076
Unearned stock-based compensation	(686,020)
Treasury stock (14,912 shares, at cost)	(10,884)
Accumulated deficit	(5,000,752)

TOTAL STOCKHOLDERS’ EQUITY	3,919,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,990,288

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$8,823,087	$6,289,885
Interest and dividends	267,337	237,822
Other	71,368	90,673

	9,161,792	6,618,380

EXPENSES
Commissions and clearing costs	7,291,962	5,108,113
Employee compensation and benefits	1,065,519	795,106
Occupancy and equipment	184,169	116,926
Communications	87,989	96,626
Legal, accounting and litigation costs	(21,459)	69,998
Depreciation and amortization	56,362	51,716
Other operating expenses	390,795	318,928

	9,055,337	6,557,413

NET INCOME BEFORE INCOME TAXES	106,455	60,967

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$106,455	$60,967

BASIC EARNINGS PER SHARE	$0.0038	$0.0022

DILUTED EARNINGS PER SHARE	$0.0035	$0.0021

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,210,075

DILUTED	30,036,568	29,115,627

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$106,455	$60,967
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	11,386	6,740
Stock based compensation, net	105,684	37,278
Amortization of customer list, imputed interest and forgivable notes receivable	44,976	58,758
Changes in:
Deposit held at clearing broker	(310)	(229)
Commissions receivable	(618,538)	(619,714)
Other receivables	(19,135)	(72,619)
Prepaid expenses and other	75,237	32,319
Securities owned	414	(1,458)
Accounts payable and accrued expenses	(231,587)	(511,284)
Accrued commission expense	356,608	442,945

Net cash used by operating activities	(168,810)	(566,297)

Cash flows from investing activities
Purchase of property and equipment	(14,345)	(18,359)

Net cash used by investing activities	(14,345)	(18,359)

Cash flows from financing activities
Payment of preferred stock dividend	(3,000)	(3,000)
Payments on debt obligations	—	(169,257)

Net cash used by financing activities	(3,000)	(172,257)

Net decrease in cash and cash equivalents	(186,155)	(756,913)
Cash and cash equivalents at beginning of period	3,880,967	3,448,247

Cash and cash equivalents at end of period	$3,694,812	$2,691,334

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2007

NOTE 1—GENERAL

The condensed consolidated financial statements for the three-month periods ended March 31, 2007 and March 31, 2006 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis or Plan of Operation”, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007.

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

Certain amounts from the prior period have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the reported net income for the three-month period ended March 31, 2006.

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

As of March 31, 2007, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 18.2 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for approximately 7.0 million shares only, since the options and warrants for the remaining approximately 11.2 million shares are either non- or anti-dilutive.

Preferred stock dividends in arrears as of March 31, 2007 approximated $21,000.

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

During the three-month period ended March 31, 2007 the Company issued, in the aggregate, options to employees with a fair market value of approximately $307,000. The Company did not issue any options to non-employees. During the same period, the Company recognized net amortization expense of approximately $80,000 and $26,000 of expense related to the issuance in the current and prior periods of options to employees and non-employees, respectively.

NOTE 3—INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the three months ended March 31, 2007 of approximately $25,000, fully offset by the use of an equal portion of the Company’s net operating loss carryforward.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2007, Summit Brokerage had net capital of approximately $2.11 million, which was $1.86 million in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.43 to 1 at March 31, 2007.

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

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month periods ended March 31, 2007 and 2006 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

Summit Brokerage is a financial services firm that provides full service retail securities brokerage through its network of approximately 210 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 105 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%—90%.

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

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of NASD, the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. Summit Brokerage is licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Its registered investment advisor, SFG, is licensed to conduct business in 32 states, as well as the District of Columbia.

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

Although we reported a profit for each of the three-month periods ended March 31, 2007 and 2006, we have a history of operating losses. We believe our improved revenue performance, when compared with our results for the comparable prior period, is due primarily to the addition of higher producing registered representatives, as well as an overall improvement in the equity markets. In addition to the aforementioned, our financial results, in general, can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In periods of waning investor confidence, our revenues may suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended March 31, 2007 (the “2007 Quarter”) and the comparable period in the prior year (the “2006 Quarter”).

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Revenue:

Commission revenue of $8.82 million for the 2007 Quarter represents an increase of $2.53 million, or 40%, when compared to commission revenue of $6.29 million for the 2006 Quarter. We believe the main factor contributing to this growth is the net addition of several financial advisors whose gross production exceeded the average gross production of existing Summit registered representatives, as well as an overall improvement in the equity markets.

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

Expenses:

Commissions and clearing costs increased to $7.29 million during the 2007 Quarter, which represents an increase of $2.18 million, or 43%, over the $5.11 million reported for the 2006 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, increased in the 2007 Quarter to 83% from 81% in the 2006 Quarter. This increase is primarily attributable to a greater percentage of our total commission revenues being generated by our independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Branch. Prospectively, we would expect commissions and clearing costs, as a percentage of commission revenue, to continue to increase as we recruit more independent financial advisors.

Employee compensation and benefits increased by approximately $.27 million to approximately $1.07 million during the 2007 Quarter, or an approximate increase of 34% when compared with the approximately $.8 million reported for the 2006 Quarter. This increase was due primarily to an increase in management and other employee salaries and employment-related costs, as well as the addition of new employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2007 Quarter, we recognized a net expense of approximately $80,000 related to the amortization of unearned stock compensation. For the 2006 Quarter, we recognized a net expense of approximately $8,000 related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2007 Quarter increased by approximately $67,000, to approximately $184,000, or an approximate increase of 57% when compared with the approximately $117,000 reported for the 2006 Quarter. Although the recurring monthly rent expense for our premises increased in the 2007 Quarter over what we paid in the 2006 Quarter, the majority of the cost increase was due to an assessment by the landlord in the approximate amount of $45,000.

Legal, accounting and litigation costs decreased by approximately $91,000 to approximately ($21,000) during the 2007 Quarter, or an approximate decrease of 130% when compared with the approximately $70,000 reported for the 2006 Quarter. This decrease is largely attributable to the settlement of certain arbitrations for amounts less than the amounts accrued by the Company.

Communications costs decreased by approximately $9,000, or 9%, to approximately $88,000 in the 2007 Quarter in comparison to $97,000 in the 2006 Quarter. The decrease in communications costs between the 2007 Quarter and the 2006 Quarter is due primarily to a decrease in certain technology infrastructure costs, as well as an increase in the amount by which we are reimbursed for making such services available to our advisors.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $72,000, or 23%, to approximately $391,000 during the 2007 Quarter versus approximately $319,000 for the 2006 Quarter. The increase in costs is mainly associated with business development and financial advisor-related activities incurred during the 2007 Quarter. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2007 Quarter, we recognized a net expense of approximately $26,000 related to the amortization of unearned stock compensation. For the 2006 Quarter, we recognized a net expense of approximately $29,000 related to the amortization of unearned stock compensation.

Net Income:

For the 2007 Quarter, we generated net income of approximately $106,000, or $0.0038 per basic and $0.0035 per diluted share, as compared to the net income reported for the 2006 Quarter of approximately $61,000, or $0.0022 per basic and $0.0021 per diluted share.

Liquidity and Capital Resources

Net cash used by operating activities totaled approximately $169,000 during the 2007 Quarter, compared to net cash used of approximately $566,000 for the 2006 Quarter. Cash provided by, or used in, operating activities for any period includes net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. The decrease in cash used by operating activities in the 2007 Quarter, compared to the 2006 Quarter, was due largely to a decrease of approximately $231,000 in accounts payable and accrued expenses during the 2007 Quarter, versus a decrease of approximately $511,000 during the 2006 Quarter. Cash flows from operating activities were also positively impacted by non-cash stock-based compensation of approximately $105,000 in the 2007 Quarter versus approximately $37,000 during the 2006 Quarter.

Cash and cash equivalents decreased during the 2007 Quarter by approximately $186,000 to approximately $3,694,000 at March 31, 2007 from approximately $3,880,000 at December 31, 2006. This decrease was due almost entirely to the increase in cash used by operations as previously described.

During the 2007 Quarter, we purchased approximately $14,000 of property and equipment, which amount was $4,000 less than the approximately $18,000 purchased during the 2006 Quarter. We do not project material capital expenditures over the next twelve months.

Financing activities used cash of $3,000 during the 2007 Quarter, which was comprised entirely of a payment of dividends on our Series A preferred stock. Financing activity for the 2006 Quarter reflected the payment of such dividends, as well as the payment of approximately $169,000 to Wachovia Securities in connection with our purchase of a branch in Boca Raton, Florida. To the extent the purchase price was paid in full as of December 31, 2006, there was no reduction in the 2007 Quarter.

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

(a) On March 19, 2007, the Compensation Committee of Summit’s Board of Directors voted to approve the payment of a discretionary bonus of $50,000 to Mr. Leeds. Mr. Leeds’ employment agreement provides for a discretionary cash bonus per year, in such amount as may be approved by the Board, or by the Compensation Committee thereof, upon consideration of factors deemed relevant and appropriate.

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

Date: May 15, 2007	Summit Financial Services Group, Inc.
(Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President

(Principal Executive Officer)

Date: May 15, 2007	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.