Form 10QSB
period 2007-06-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2007-08-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 1, 2007
Common Stock Par value $0.0001 per share	28,210,075

Transitional Small Business Disclosure Format ☐ Yes ☒ No

SUMMIT FINANCIAL SERVICES GROUP, INC.

I NDEX

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

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

June 30, 2007 (Unaudited)

ASSETS
Cash and cash equivalents	$4,060,666
Deposit held at clearing broker	27,572
Securities owned, at fair value	8,913
Commissions receivable	1,968,023
Prepaid expenses	134,782
Other receivables, net	245,484
Goodwill & customer list, less accumulated amortization of $817,995	770,579
Property and equipment at cost, less accumulated depreciation of $103,601	108,720

TOTAL ASSETS	$7,324,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$875,834
Accrued commission expense	2,099,711

TOTAL LIABILITIES	2,975,545

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 28,224,987 issued and 28,210,075 outstanding	2,822
Additional paid-in capital	9,607,475
Unearned stock-based compensation	(617,702)
Treasury stock (14,912 shares, at cost)	(10,884)
Accumulated deficit	(4,632,530)

TOTAL STOCKHOLDERS’ EQUITY	4,349,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,324,739

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$9,578,999	$6,769,985
Interest and dividends	291,376	236,624
Other	87,420	112,902

	9,957,795	7,119,511

EXPENSES
Commissions and clearing costs	7,960,725	5,574,628
Employee compensation and benefits	971,838	759,753
Occupancy and equipment	140,059	110,208
Communications	89,353	94,049
Legal, accounting and litigation costs	109,813	183,004
Depreciation and amortization	57,463	53,875
Other operating expenses	255,821	306,092

	9,585,072	7,081,609

NET INCOME BEFORE INCOME TAXES	372,723	37,902

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$372,723	$37,902

BASIC EARNINGS PER SHARE	$0.0131	$0.0013

DILUTED EARNINGS PER SHARE	$0.0118	$0.0013

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,210,075

DILUTED	31,168,182	29,565,864

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$18,402,087	$13,059,871
Interest and dividends	558,713	474,446
Other	158,787	203,574

	19,119,587	13,737,891

EXPENSES
Commissions and clearing costs	15,252,688	10,682,742
Employee compensation and benefits	2,037,358	1,554,859
Occupancy and equipment	324,229	227,133
Communications	177,339	190,675
Legal, accounting and litigation costs	88,354	253,001
Depreciation and amortization	113,825	105,591
Other operating expenses	646,615	625,021

	18,640,408	13,639,022

NET INCOME BEFORE INCOME TAXES	479,179	98,869
PROVISION FOR INCOME TAXES	—	—

NET INCOME	$479,179	$98,869

BASIC EARNINGS PER SHARE	$0.0167	$0.0035

DILUTED EARNINGS PER SHARE	$0.0154	$0.0034

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,210,075

DILUTED	30,681,502	29,314,940

See accompanying notes to unaudited condensed consolidated financial statements.

5

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$479,179	$98,869
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation	23,873	15,385
Stock based compensation, net	167,401	38,753
Amortization of customer list, imputed interest and forgivable notes receivable	114,731	107,330
Changes in:
Deposit held at clearing broker	(629)	(494)
Commissions receivable	(808,095)	(456,102)
Other receivables	8,839	(148,770)
Prepaid expenses and other	199,329	93,189
Securities owned	324	1,584
Accounts payable and accrued expenses	(132,338)	(407,784)
Accrued commission expense	161,872	534,656

Net cash provided (used) by operating activities	214,486	(123,384)

Cash flows from investing activities
Purchase of property and equipment	(27,287)	(48,101)

Net cash used by investing activities	(27,287)	(48,101)

Cash flows from financing activities
Payment of preferred stock dividend	(7,500)	(15,877)
Payments on debt obligations	—	(338,516)

Net cash used by financing activities	(7,500)	(354,393)

Net increase (decrease) in cash and cash equivalents	179,699	(525,878)
Cash and cash equivalents at beginning of period	3,880,967	3,448,247

Cash and cash equivalents at end of period	$4,060,666	$2,922,369

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2007

NOTE 1—GENERAL

The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis or Plan of Operation,” contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007.

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

Certain amounts from the prior period have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the reported net income for the three- and six-month periods ended June 30, 2007.

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

As of June 30, 2007, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 18.2 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for approximately 8.8 million shares only, since the options and warrants for the remaining approximately 9.4 million shares are either non- or anti-dilutive.

Preferred stock dividends in arrears as of June 30, 2007 approximated $22,000.

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

During the three-month and six-month periods ended June 30, 2007, the Company issued, in the aggregate, options with a fair market value of approximately $4,200 and $307,000, respectively. During the three-month and six-month periods ended June 30, 2007, the Company recognized net amortization expense of approximately $62,000 and $167,000, respectively, of expense related to the issuance of options.

NOTE 3—INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the six months ended June 30, 2007 of approximately $163,000, fully offset by the use of an equal portion of the Company’s net operating loss carryforward.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2007, Summit Brokerage had net capital of approximately $2.72 million, which was $2.47 million in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.07 to 1 at June 30, 2007.

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

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month and six-month periods ended June 30, 2007 and 2006 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

Summit Brokerage is a financial services firm that provides full service retail securities brokerage through its network of approximately 210 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 110 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%—90%.

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

Summit Brokerage is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of FINRA (f/k/a NASD), the Securities Investor Protection Corporation and the Municipal Securities Rulemaking Board. Summit Brokerage is licensed to conduct our brokerage activities in all 50 states, as well as the District of Columbia. Its registered investment advisor, SFG, is licensed to conduct business in 34 states, as well as the District of Columbia.

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

We reported a profit for each of the three-month and six-month periods ended June 30, 2007 and 2006. We believe our improved revenue and earnings performance, when compared with our results for the comparable prior period, is due primarily to the addition of higher producing registered representatives, as well as an overall improvement in the equity markets. In addition to the aforementioned, our financial results, in general, can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In particular, our ability to recruit and retain registered representatives may be negatively impacted by our competitors’ willingness to offer greater financial incentives than Summit is willing or able to offer registered representatives to affiliate with their respective firms. In periods of waning investor confidence, our revenues may suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and occupancy costs.

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

Results of Operations

The following discussion relates to the results of operations for the three-months and six-months ended June 30, 2007 (the “2007 Quarter” and the “2007 Period”, respectively) and the comparable period in the prior year (the “2006 Quarter” and the “2006 Period”, respectively).

Comparison of Three Months Ended June 30, 2007 and June 30, 2006

Revenue:

Commission revenue of $9.58 million for the 2007 Quarter represents an increase of $2.81 million, or 42%, when compared to commission revenue of $6.77 million for the 2006 Quarter. We believe the main factor contributing to this growth is the net addition of several financial advisors whose gross production exceeded the average gross production of existing Summit registered representatives, as well as an overall improvement in the equity markets.

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

Expenses:

Commissions and clearing costs increased to $7.96 million during the 2007 Quarter, which represents an increase of $2.39 million, or 43%, over the $5.57 million reported for the 2006 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, increased in the 2007 Quarter to 83% from 82% in the 2006 Quarter. This increase is primarily attributable to a greater percentage of our total commission revenues being generated by our independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Branch. Prospectively, we would expect commissions and clearing costs, as a percentage of commission revenue, to continue to increase as we recruit more independent financial advisors.

Employee compensation and benefits increased by approximately $212,000 to approximately $972,000 during the 2007 Quarter, or an approximate increase of 28% when compared with the approximately $760,000 reported for the 2006 Quarter. This increase was due primarily to an increase in management and other employee salaries and employment-related costs, as well as the addition of new employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2007 Quarter, we recognized a net expense of approximately $42,000 related to the amortization of unearned stock compensation. For the 2006 Quarter, we recognized a net expense of approximately ($22,000) related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2007 Quarter increased by approximately $30,000, to approximately $140,000, or an approximate increase of 27% when compared with the approximately $110,000 reported for the 2006 Quarter. This increase was due primarily to an increase in the monthly rent costs associated with our headquarters and the Boca Branch.

Communications costs decreased by approximately $5,000, or 5%, to approximately $89,000 in the 2007 Quarter in comparison to $94,000 in the 2006 Quarter. The decrease in communications costs between the 2007 Quarter and the 2006 Quarter is due primarily to a decrease in certain technology infrastructure costs, as well as an increase in the amount by which we are reimbursed for making such services available to our advisors.

Legal, accounting and litigation costs decreased by approximately $73,000 to approximately $110,000 during the 2007 Quarter, or an approximate decrease of 40% when compared with the approximately $183,000 reported for the 2006 Quarter. This decrease is largely attributable to the settlement of certain arbitrations for amounts less than the amounts accrued by the Company.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expenses decreased by approximately $50,000, or 16%, to approximately $256,000 during the 2007 Quarter versus approximately $306,000 for the 2006 Quarter. The decrease in costs is mainly associated with business development costs incurred during the 2007 Quarter, which amount was partially offset by an increase in amounts related to financial advisor activities. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2007 Quarter, we recognized a net expense of approximately $20,000 related to the amortization of unearned stock compensation. For the 2006 Quarter, we recognized a net expense of approximately $23,000 related to the amortization of unearned stock compensation.

Net Income:

For the 2007 Quarter, we generated net income of approximately $373,000, or $0.0131 per basic and $0.0118 per diluted share, as compared to the net income reported for the 2006 Quarter of approximately $38,000, or $0.0013 per basic and $0.0013 per diluted share.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006

Revenue:

Commission revenue of $18.40 million for the 2007 Period represents an increase of $5.34 million, or 41%, when compared to commission revenue of $13.06 million for the 2006 Period. We believe the main factor contributing to this growth is the net addition of several financial advisors whose gross production exceeded the average gross production of existing Summit registered representatives, as well as an overall improvement in the equity markets.

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

Expenses:

Commissions and clearing costs increased to $15.25 million during the 2007 Period, which represents an increase of $4.57 million, or 43%, over the $10.68 million reported for the 2006 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, increased in the 2007 Period to 83% from 82% in the 2006 Period. This increase is primarily attributable to a greater percentage of our total commission revenues being generated by our independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Branch. Prospectively, we would expect commissions and clearing costs, as a percentage of commission revenue, to continue to increase as we recruit more independent financial advisors.

Employee compensation and benefits increased by approximately $.49 million to approximately $2.04 million during the 2007 Period, or an approximate increase of 32% when compared with the approximately $1.55 million reported for the 2006 Period. This increase was due primarily to an increase in management and other employee salaries and employment-related costs, as well as the addition of new employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2007 Period, we recognized a net expense of approximately $122,000 related to the amortization of unearned stock compensation. For the 2006 Period, we recognized a net expense of approximately ($14,000) related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2007 Period increased by approximately $97,000, to approximately $324,000, or an approximate increase of 43% when compared with the approximately $227,000 reported for the 2006 Period. The increase in occupancy and equipment cost for the Period was due to an increase in our recurring monthly rent cost associated with our headquarters and the Boca Branch, as well as an assessment by the landlord in the approximate amount of $45,000.

Communications costs decreased by approximately $14,000, or 7%, to approximately $177,000 in the 2007 Period in comparison to $191,000 in the 2006 Period. The decrease in communications costs between the 2007 Period and the 2006 Period is due primarily to a decrease in certain technology infrastructure costs, as well as an increase in the amount by which we are reimbursed for making such services available to our advisors.

Legal, accounting and litigation costs decreased by approximately $165,000 to approximately $88,000 during the 2007 Period, or an approximate decrease of 65% when compared with the approximately $253,000 reported for the 2006 Period. This decrease is largely attributable to the settlement of certain arbitrations for amounts less than the amounts accrued by the Company.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $22,000, or 4%, to approximately $647,000 during the 2007 Period versus approximately $625,000 for the 2006 Period. The increase in costs is mainly associated with financial advisor-related activities incurred during the 2007 Period, which amounts were partially offset by a decrease in costs related to business development. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2007 Period, we recognized a net expense of approximately $45,000 related to the amortization of unearned stock compensation. For the 2006 Period, we recognized a net expense of approximately $53,000 related to the amortization of unearned stock compensation.

Net Income:

For the 2007 Period, we generated net income of approximately $479,000, or $0.0167 per basic and $0.0154 per diluted share, as compared to the net income reported for the 2006 Period of approximately $99,000, or $0.0035 per basic and $0.0034 per diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $214,000 during the 2007 Period, compared to net cash used of approximately $123,000 for the 2006 Period, resulting in a net improvement of approximately $337,000. Cash provided by, or used in, operating activities for any period includes net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. The overall improvement in cash flows from operating activities was due to several factors, including an increase of approximately $380,000 in net income, as well as an increase of approximately $136,000 in non-cash expenses (e.g., stock-based compensation and the amortization of certain intangibles) when compared with the 2006 Period. Cash flows from operating activities were also impacted by changes in certain working capital-related balance sheet accounts, such as commissions receivable, prepaid expenses, commissions payable and accounts payable. For the 2007 Period, the net effect of the changes in these accounts resulted in a reduction from cash flows from operating activities of approximately $570,000. For the 2006 Period, the amount of the reduction was approximately $383,000.

Cash and cash equivalents increased during the 2007 Period by approximately $180,000 to approximately $4,060,000 at June 30, 2007 from approximately $3,880,000 at December 31, 2006. This increase was due almost entirely to the increase provided by operations as previously described.

During the 2007 Period, we purchased approximately $27,000 of property and equipment, which amount was $21,000 less than the approximately $48,000 purchased during the 2006 Period. We do not project material capital expenditures over the next twelve months.

Financing activities used cash of $7,500 during the 2007 Period, which was comprised entirely of a payment of dividends on our Series A preferred stock. Financing activity for the 2006 Period reflected the payment of such dividends, as well as the payment of approximately $339,000 to Wachovia Securities in connection with our purchase of a branch in Boca Raton, Florida. The purchase price was paid in full as of December 31, 2006.

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

During the period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2007	Summit Financial Services Group, Inc.
(Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.