Form 10QSB
period 2007-09-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2007-11-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 5, 2007
Common Stock Par value $0.0001 per share	28,210,075

Transitional Small Business Disclosure Format    ☐  Yes    ☒  No

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis or Plan of Operation.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment, economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Financial Condition

September 30, 2007 (Unaudited)

ASSETS
Cash and cash equivalents	$4,779,466
Deposit held at clearing broker	27,866
Securities owned, at fair value	21,427
Commissions receivable	1,632,330
Prepaid expenses	52,662
Other receivables, net	202,516
Goodwill & customer list, less accumulated amortization of $862,971	725,603
Property and equipment at cost, less accumulated depreciation of $118,363	136,896

TOTAL ASSETS	$7,578,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$905,462
Accrued commission expense	1,670,669

TOTAL LIABILITIES	2,576,131

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 28,224,987 issued and 28,210,075 outstanding	2,822
Additional paid-in capital	9,576,442
Unearned stock-based compensation	(538,379)
Treasury stock (14,912 shares, at cost)	(10,884)
Accumulated deficit	(4,027,379)

TOTAL STOCKHOLDERS’ EQUITY	5,002,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,578,766

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$8,623,899	$6,831,791
Interest and dividends	304,424	234,847
Other	67,675	99,680

	8,995,998	7,166,318

EXPENSES
Commissions and clearing costs	7,030,297	5,609,363
Employee compensation and benefits	953,085	729,796
Occupancy and equipment	143,594	120,712
Communications	84,081	92,581
Legal, accounting and litigation costs	10,855	74,923
Depreciation and amortization	59,738	54,722
Other operating expenses	105,448	343,675

	8,387,098	7,025,772

INCOME BEFORE INCOME TAXES	608,900	140,546

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$608,900	$140,546

BASIC EARNINGS PER SHARE	$0.0215	$0.0048

DILUTED EARNINGS PER SHARE	$0.0177	$0.0046

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,210,075

DILUTED	34,159,882	29,665,283

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$27,025,985	$19,891,662
Interest and dividends	863,137	709,294
Other	226,462	303,254

	28,115,584	20,904,210

EXPENSES
Commissions and clearing costs	22,282,985	16,292,105
Employee compensation and benefits	2,990,443	2,284,655
Occupancy and equipment	467,823	347,845
Communications	261,421	283,256
Legal, accounting and litigation costs	99,209	327,924
Depreciation and amortization	173,563	160,314
Other operating expenses	752,061	968,695

	27,027,505	20,664,794

INCOME BEFORE INCOME TAXES	1,088,079	239,416
PROVISION FOR INCOME TAXES	—	—

NET INCOME	$1,088,079	$239,416

BASIC EARNINGS PER SHARE	$0.0382	$0.0081

DILUTED EARNINGS PER SHARE	$0.0337	$0.0077

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	28,210,075	28,210,075

DILUTED	31,995,617	29,452,900

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,088,079	$239,416
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation	38,635	24,828
Stock based compensation, net	215,691	44,623
Amortization of customer list, imputed interest and forgivable notes receivable	172,494	173,736
Changes in:
Deposit held at clearing broker	(923)	(789)
Commissions receivable	(472,403)	(784,017)
Other receivables	39,021	(154,179)
Prepaid expenses and other	281,450	193,136
Securities owned	(12,190)	1,482
Accounts payable and accrued expenses	(102,709)	(486,707)
Accrued commission expense	(267,171)	318,588

Net cash provided (used) by operating activities	979,974	(429,883)

Cash flows from investing activities
Purchase of property and equipment	(70,225)	(62,623)

Net cash used by investing activities	(70,225)	(62,623)

Cash flows from financing activities
Payment of preferred stock dividend	(11,250)	(19,627)
Payments on debt obligations	—	(440,071)

Net cash used by financing activities	(11,250)	(459,698)

Net increase (decrease) in cash and cash equivalents	898,499	(952,204)
Cash and cash equivalents at beginning of period	3,880,967	3,448,247

Cash and cash equivalents at end of period	$4,779,466	$2,496,043

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2007

NOTE 1—GENERAL

The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis or Plan of Operation,” contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007.

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

Certain amounts from the prior period have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the reported net income for the three- and nine-month periods ended September 30, 2007.

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

As of September 30, 2007, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 18.0 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share for the three-month period ended September 30, 2007, the Company has assumed the exercise of options and warrants for approximately 11.5 million shares only, since the options and warrants for the remaining approximately 6.5 million shares are either non- or anti-dilutive. For purposes of computing diluted earnings per share for the nine-month period ended September 30, 2007, the Company has assumed the exercise of options and warrants for approximately 9.5 million shares only, since the options and warrants for the remaining approximately 8.5 million shares are either non- or anti-dilutive.

Preferred stock dividends in arrears as of September 30, 2007 approximated $23,000.

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

Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models (including Black-Scholes) do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. The amortization of earned stock expense related to issuances to employees is included in the accompanying Consolidated Statement of Income under the caption “Employee Compensation and Benefits,” while the amortization of earned stock expense related to issuances to non-employees is included under the caption “Other Operating Expenses.”

During the three-month and nine-month periods ended September 30, 2007, the Company issued, in the aggregate, options with a fair market value of approximately $11,000 and $323,000, respectively. During the three-month and nine-month periods ended September 30, 2007, the Company recognized net amortization expense of approximately $48,000 and $216,000, respectively, of expense related to the issuance of options.

NOTE 3—INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the three months and nine months ended September 30, 2007, which amount was fully offset by the use of an equal portion of the Company’s net operating loss carryforward.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2007, Summit Brokerage had net capital of approximately $3.54 million, which was $3.29 million in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 0.73 to 1 at September 30, 2007.

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

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month and nine-month periods ended September 30, 2007 and 2006 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

The Company is a Florida-based financial services holding company that provides, through its Summit Brokerage operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, through its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary and related entities. Through its investment advisor subsidiary, Summit Financial Group, Inc. (“SFG”), Summit Brokerage provides asset management services.

Summit Brokerage is a financial services firm that provides full service retail securities brokerage through its network of approximately 215 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities in January 2003, our approximately 110 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%—90%.

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

We reported a profit for each of the three-month and nine-month periods ended September 30, 2007 and 2006. We believe our improved revenue and earnings performance is due primarily to the addition of higher producing registered representatives. In addition to the aforementioned, our financial results, in general, can be impacted by a number of factors, including our ability to recruit and retain registered representatives as well as general market conditions and volatility, which are often expressions of investor confidence. In particular, our ability to recruit registered representatives has, and may continue to be, negatively impacted by our competitors’ willingness to offer greater financial incentives than Summit Brokerage is willing or able to offer registered representatives to affiliate with their respective firms. Our ability to retain registered representatives may also be affected should such existing registered representatives opt to leave the Company to accept the financial incentives being offered by other firms. In periods of waning investor confidence, our revenues may suffer as our clients make fewer investments. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. In addition to the aforementioned, our financial results may be impacted by the investments we anticipate making in the near future in personnel, technology, and other infrastructure costs necessary to sustain our growth.

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

Results of Operations

The following discussion relates to the results of operations for the three-months and nine-months ended September 30, 2007 (the “2007 Quarter” and the “2007 Period,” respectively) and the comparable period in the prior year (the “2006 Quarter” and the “2006 Period,” respectively).

Comparison of Three Months Ended September 30, 2007 and September 30, 2006

Revenue:

Commission revenue of $8.62 million for the 2007 Quarter represents an increase of $1.79 million, or 26%, when compared to commission revenue of $6.83 million for the 2006 Quarter. We believe the main factor contributing to this growth is the net addition of financial advisors whose gross production exceeded the average gross production of existing Summit Brokerage registered representatives.

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

Expenses:

Commissions and clearing costs increased to $7.03 million during the 2007 Quarter, which represents an increase of $1.42 million, or 25%, over the $5.61 million reported for the 2006 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, was approximately 82% for each of the 2007 Quarter and the 2006 Quarter. Prospectively, we would expect commissions and clearing costs, as a percentage of commission revenue, to continue to increase as we recruit more independent financial advisors. This is because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, and we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit Brokerage pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased by approximately $223,000 to approximately $953,000 during the 2007 Quarter, or an approximate increase of 31% when compared with the approximately $730,000 reported for the 2006 Quarter. This increase was due primarily to an increase in management and other employee salaries and employment-related costs, as well as the addition of new employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2007 Quarter, we recognized a net expense of approximately $38,000 related to the amortization of unearned stock compensation. For the 2006 Quarter, we recognized a net expense of approximately ($21,000) related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2007 Quarter increased by approximately $23,000, to approximately $144,000, or an approximate increase of 19% when compared with the approximately $121,000 reported for the 2006 Quarter. This increase was due primarily to an increase in the monthly rent costs associated with our headquarters and the Boca Branch.

Communications costs decreased by approximately $9,000, or 10%, to approximately $84,000 in the 2007 Quarter in comparison to $93,000 in the 2006 Quarter. The decrease in communications costs between the 2007 Quarter and the 2006 Quarter is due primarily to a decrease in certain technology infrastructure costs, as well as an increase in the amount by which we are reimbursed for making such services available to our advisors.

Legal, accounting and litigation costs decreased by approximately $64,000 to approximately $11,000 during the 2007 Quarter, or an approximate decrease of 85% when compared with the approximately $75,000 reported for the 2006 Quarter. This decrease is largely attributable to the settlement of certain arbitrations for amounts less than the amounts accrued by the Company.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expenses decreased by approximately $239,000, or 69%, to approximately $105,000 during the 2007 Quarter versus approximately $344,000 for the 2006 Quarter. The decrease in costs is primarily attributable to a decrease in expenditures related to business development and net licensing and registration costs during the 2007 Quarter. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2007 Quarter, we recognized a net expense of approximately $11,000 related to the amortization of unearned stock compensation. For the 2006 Quarter, we recognized a net expense of approximately $27,000 related to the amortization of unearned stock compensation.

Net Income:

For the 2007 Quarter, we generated net income of approximately $608,900, or $0.0215 per basic and $0.0177 per diluted share, as compared to the net income reported for the 2006 Quarter of approximately $141,000, or $0.0048 per basic and $0.0046 per diluted share.

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

Revenue:

Commission revenue of $27.03 million for the 2007 Period represents an increase of $7.14 million, or 36%, when compared to commission revenue of $19.89 million for the 2006 Period. We believe the main factor contributing to this growth is the net addition of several financial advisors whose gross production exceeded the average gross production of existing Summit Brokerage registered representatives.

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

Expenses:

Commissions and clearing cost increased to $22.28 million during the 2007 Period, which represents an increase of $5.99 million, or 37%, over the $16.29 million reported for the 2006 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, was approximately 82% for each of the 2007 Quarter and the 2006 Quarter. Prospectively, we would expect commissions and clearing costs, as a percentage of commission revenue, to continue to increase as we recruit more independent financial advisors. This is because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, and we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit Brokerage pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased by approximately $.71 million to approximately $2.99 million during the 2007 Period, or an approximate increase of 31% when compared with the approximately $2.28 million reported for the 2006 Period. This increase was due primarily to an increase in management and other employee salaries and employment-related costs, as well as the addition of new employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2007 Period, we recognized a net expense of approximately $159,000 related to the amortization of unearned stock compensation. For the 2006 Period, we recognized a net expense of approximately ($35,000) related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2007 Period increased by approximately $120,000, to approximately $468,000, or an approximate increase of 34% when compared with the approximately $348,000 reported for the 2006 Period. The increase in occupancy and equipment cost for the Period was due to an increase in our recurring monthly rent cost associated with our headquarters and the Boca Branch, as well as an assessment by the landlord in the approximate amount of $45,000.

Communications costs decreased by approximately $22,000, or 8%, to approximately $261,000 in the 2007 Period in comparison to $283,000 in the 2006 Period. The decrease in communications costs between the 2007 Period and the 2006 Period is due primarily to a decrease in certain technology infrastructure costs, as well as an increase in the amount by which we are reimbursed for making such services available to our advisors.

Legal, accounting and litigation costs decreased by approximately $229,000 to approximately $99,000 during the 2007 Period, or an approximate decrease of 70% when compared with the approximately $328,000 reported for the 2006 Period. This decrease is largely attributable to the settlement of certain arbitrations for amounts less than the amounts accrued by the Company.

Other operating expenses typically include the general and administrative costs we incurred; to the extent such costs are not included elsewhere. Other operating expenses decreased by approximately $217,000, or 22%, to approximately $752,000 during the 2007 Period versus approximately $969,000 for the 2006 Period. The decrease in costs is primarily attributable to a decrease in expenditures related to business development and net licensing and registration costs during the 2007 Period. This decrease was partially offset by an increase in costs related to financial advisor activities. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2007 Period, we recognized a net expense of approximately $56,000 related to the amortization of unearned stock compensation. For the 2006 Period, we recognized a net expense of approximately $79,000 related to the amortization of unearned stock compensation.

Net Income:

For the 2007 Period, we generated net income of approximately $1,088,000, or $0.0382 per basic and $0.0337 per diluted share, as compared to the net income reported for the 2006 Period of approximately $239,000, or $0.0081 per basic and $0.0077 per diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $980,000 during the 2007 Period, compared to net cash used of approximately $430,000 for the 2006 Period, resulting in a net increase in cash flows generated by operating activities of approximately $1,410,000. Cash provided by, or used in, operating activities for any period includes net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. The overall improvement in cash flows from operating activities was due to several factors, including an increase of approximately $849,000 in net income, as well as an increase of approximately $184,000 in non-cash expenses (e.g., stock-based compensation and the amortization of certain intangibles) when compared with the 2006 Period. Cash flows from operating activities were also impacted by changes in certain working capital-related balance sheet accounts, such as commissions receivable, prepaid expenses, commissions payable and accounts payable. For the 2007 Period, the net effect of the changes in these accounts resulted in a reduction from cash flows from operating activities of approximately $535,000. For the 2006 Period, the amount of the reduction was approximately $912,000.

Cash and cash equivalents increased during the 2007 Period by approximately $898,000 to approximately $4,779,000 at September 30, 2007 from approximately $3,880,000 at December 31, 2006. This increase was due almost entirely to the increase provided by operations as previously described.

During the 2007 Period, we purchased approximately $70,000 of property and equipment, which amount was $7,000 more than the approximately $63,000 purchased during the 2006 Period. We do not project material capital expenditures over the next twelve months.

Financing activities used cash of $11,250 during the 2007 Period, which was comprised entirely of a payment of dividends on our Series A preferred stock. Financing activity for the 2006 Period reflected the payment of such dividends, as well as the payment of approximately $440,000 to Wachovia Securities in connection with our purchase of a branch in Boca Raton, Florida. The purchase price was paid in full as of December 31, 2006.

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

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On September 24, 2007, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Marshall T. Leeds, Steven C. Jacobs, Sanford B. Cohen, Paul D. DeStefanis, and William L. Harvey to the Board of Directors to hold office until our next annual meeting of shareholders or until their successors are duly elected and qualified. In addition, the shareholders ratified the appointment of Moore Stephens Lovelace, P.A., as our independent public accountants for the fiscal year ending December 31, 2007. The following table reflects the results of the meeting:

ELECTION OF DIRECTORS:

Name	Shares Voted	Shares Voted For	Abstain/Withheld	Non-Votes
Marshall T. Leeds	22,086,153	22,081,453	4,700	0

Steven C. Jacobs	22,086,153	22,081,553	4,600	0

Sanford B. Cohen	22,086,153	22,081,553	4,600	0

Paul D. DeStefanis	22,086,153	22,081,453	4,700	0

William L. Harvey	22,086,153	22,081,453	4,700	0

RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS:

Shares Voted For	Shares Voted Against	Abstain/Withheld	Non-Votes
22,083,287	1,600	1,266	0

Item 6.	Exhibits

Number	Name
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SUMMIT FINANCIAL SERVICES GROUP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	Summit Financial Services Group, Inc.
(Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.