Form 10KSB
period 2007-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2008-03-31
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Issuer’s revenues for its most recent fiscal year were $37,540,766

As of March 17, 2008, the aggregate market value of the common stock held by non-affiliates was $8,341,215 based upon the price at which stock was sold at such date.

As of March 17, 2008, there were 25,755,823 shares of issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the exhibits to this Annual Report on Form 10-KSB have been incorporated by reference to the Registrant’s Registration Statement on Form S-4, dated September 15, 2004, and to various periodic reports (Forms 10-KSB, 10-QSB, and 8-K), publicly filed by the Registrant; and the registrant’s proxy statement, filed on November 24, 2006.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “Summit” and the “Company” refer to Summit Financial Services Group, Inc., a Florida corporation, and, unless the context indicates otherwise, include our subsidiaries.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this annual report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis or Plan of Operation.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report on Form 10-KSB, depending on a variety of important factors, among which are: the success or failure of our management’s efforts to implement our business strategy; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel, and other risks which are described in our filings with the Securities and Exchange Commission.

PART I

Item 1.	Description of Business.

Introduction

Summit Financial Services Group, Inc. (“SFSG” or the “Company”) is a Florida-based financial services holding company that provides, through its Summit Brokerage Services, Inc. (“Summit Brokerage” or “SBS”) operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, under licenses held by its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary (or by SBSIA’s subsidiary entities). Summit Brokerage also provides, through its Securities and Exchange Commission (“SEC”) registered investment adviser subsidiary, Summit Financial Group, Inc. (“SFG”), asset management and investment advisory services.

Summit Brokerage is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) (f/k/a National Association of Securities Dealers, Inc. (“NASD”)), the Municipal Securities Rule Making Board (“MSRB”), the National Futures Association (“NFA”) and the Securities Investor Protection Corporation (“SIPC”), and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 34 states and the District of Columbia. SBSIA, our subsidiary insurance agency, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

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

As of March 2008, we had approximately 215 financial advisors operating from approximately 115 offices located throughout the country, with approximately forty percent (40%) of those offices located in Florida and the Southeast United States, including at our home office. Our financial advisors service retail, and to a much lesser extent, institutional clients, which client accounts numbered over 39,000 and 35,000 at December 31, 2007 and December 31, 2006, respectively. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions may be effected through Summit Brokerage, for which we earn either a commission or a fee.

We do not hold any funds or securities of our customers, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (a division of Wachovia Corporation) as our clearing broker (the “Clearing Broker”). Our clearing arrangement provides us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. This arrangement allows us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage. On March 19, 2008, we also executed a clearing agreement with Pershing LLC to provide clearing services in addition to those being provided by First Clearing.

Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2007		2006
Insurance related products	$13,904,400	37%	$10,834,922	37%
Equities	$9,267,796	25%	$7,423,093	25%
Mutual funds	$5,532,949	15%	$4,139,937	14%
Investment advisory fees	$4,949,633	13%	$3,498,840	12%
Other commission income	$2,356,174	6%	$2,136,323	7%
Miscellaneous (1)	$1,529,814	4%	$1,331,718	5%

Total	$37,540,766	100%	$29,364,833	100%

(1)	Includes interest and other non-commission related revenue.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of full-year results, or indicative of future results, and may vary significantly from period to period. Furthermore, our mix of business in any particular period will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added financial advisors to our Company, many of whom specialize in the sale of specific types of investment products. In 2007 and 2006, we reported gross revenues and net income of $37,540,766 and $1,488,654 and $29,364,833 and $619,250, respectively. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain financial advisors as well as general market conditions and volatility, which is often an expression of investor confidence. For 2007, we believe that our improved revenues were primarily due to an increase in per advisor production, which we believe was attributable to not only improved market conditions during the period, but also the addition of advisors whose average gross production exceeded the average gross production of existing Summit financial advisors. For 2008, we believe general market conditions, and therefore investor confidence, will be impacted by a number of factors, including concern over the viability of some of the nation’s largest financial services firms, including Bear Stearns & Co., Inc., declining real estate values (and the resulting problems with mortgage-backed securities related thereto), as well as a possible recession. Furthermore, investor confidence may be eroded by a tightening of liquidity in the capital markets and concern over the necessity of government intervention in providing stability in the marketplace. Reductions in investor confidence will negatively impact our revenues and earnings. As we continue to grow, we may also have increases in expenses related to, among other things, marketing and recruiting, personnel, office space, and the amortization of forgivable loans provided to newly recruited financial advisors. There is no assurance that any increased revenue from growth will be sufficient to offset increased expenses. Furthermore, the Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, the Company’s future earnings may be significantly less than in prior years.

Our business plan is focused on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of securities, namely equities, fixed income and investment advisory products. There can be no assurance that we will be successful in our recruiting efforts. We may also pursue the acquisition of the assets of brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker/dealer candidates and our ability to successfully negotiate favorable terms (from both sellers as well as financing sources, if necessary), and there can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through fiscal year 2008. The Company may, however, seek additional capital within the next 12 months should it elect to continue pursuing a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company. In addition, we anticipate that our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a materially adverse effect on our ability to execute our growth strategy to the extent desired.

Affiliate Program

Our primary method of operation is through an affiliate program, which allows financial advisors to operate as independent contractors. As of December 31, 2007, all but approximately 15 of our financial advisors were affiliates. A financial advisor who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, stock quotations, and general office supplies); although all of that branch’s revenues from securities brokerage transactions accrue to Summit Brokerage. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they generate. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including providing employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, can often affiliate with Summit Brokerage and obtain the required licenses to become financial advisors. Affiliation enables these professionals to offer financial products and services to their clients through Summit Brokerage and earn commissions and fees for these transactions and services. Affiliates are given discretion to structure their own practices and to specialize in different areas of the securities business, subject to Summit Brokerage’s supervisory procedures as well as compliance with applicable regulatory requirements.

We provide full support services to each of our affiliates, including: access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

Each affiliate is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities business in which the affiliate engages, and to register in the various states in which he/she has customers. Summit Brokerage is ultimately responsible for supervising all of its financial advisors, whether affiliates or in-house financial advisors. We can incur substantial liability from improper actions of any of our financial advisors. We maintain a professional liability “errors and omissions” insurance policy which generally provides a limited degree of coverage for certain actions taken and/or omissions made by our financial advisors, employees and other agents in connection with the purchase and sale of securities. There can be no assurance, however, that we will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Commission Revenues

The most significant portion of our revenues is derived from commissions from the sale of annuities, in which case the commission is paid by the insurance company. We also derive a significant portion of our revenues from commissions generated by our brokerage activities, including the purchase or sale of equities and fixed income products for our customers, the majority of which are executed on an agency basis. For such transactions, we are paid a commission by our client for processing that client’s buy or sell order. We also generate commissions from the sale of mutual fund shares. The percentage of revenue that we derive from the sale of each type of investment product may change as investors’ preferences change. Our mix of business may also change depending on the types of financial advisors we recruit and the types of investment products on which they focus. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client’s account through SFG. We do not currently make markets in any securities.

We record commissions earned from transactions in securities, annuities and insurance as “commission revenue,” when transactions occur. We also record as “commission revenue” the fees we are paid to manage our customers’ accounts, at the time we receive such fees. We then pay out a percentage of this amount, which we record as “commission expense,” to the financial advisor who produced the commission or fee, in accordance with the agreement each financial advisor enters into with us. In general, these agreements provide for either a fixed or tiered payout percentage based on total gross production, and may take into account the type of transaction giving rise to the commission or fee.

Insurance Related Products. Our financial advisors offer fixed and variable annuities and life insurance products to their clients through SBSIA, which has executed agency agreements with various national insurance companies. As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested in an annuity, or, in the case of life insurance, some percentage of the premium. In 2007, the Company earned gross commissions of $13.9 million from the sale of insurance and annuity products, which represented approximately 37% of our total revenue.

Equities. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Because our commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and the mix of investment products involved. For 2007, we earned gross commissions of approximately $9.3 million on equity transactions, which represented approximately 25% of our total revenue.

Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer’s investment maintained in particular funds. For 2007, we earned gross commissions of approximately $5.5 million from mutual fund transactions, which represented approximately 15% of our total revenue.

Investment Advisory Fees. Through our investment adviser, Summit Financial Group, Inc. (“SFG”), we provide investment advisory services to clients, including through the use of independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment adviser in 34 states and the District of Columbia. Clients who utilize our investment advisory services pay us a quarterly fee, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage (or, in certain cases, which have been placed with an outside third-party money manager). In general, a client will pay from 1.0% to 3.0%, on an annualized basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent that the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor may also change. Because clients with managed accounts are paying this fee, they are not charged a per-transaction commission each time a transaction is effected in their accounts. In addition, we provide financial planning services for clients. In 2007, we earned investment advisory fees of approximately $4.9 million, which represented approximately 13% of our total revenue.

Other Commission Revenue. Included under Other Commission Revenues are commissions generated in connection with the sale of products not included elsewhere, such as fixed income securities, options and real estate partnerships. For 2007, we earned gross commissions of approximately $2.4 million from such transactions, which represented approximately 6% of our total revenue.

Clearing Broker

We do not hold any funds or securities of our securities brokerage customers. Rather, we use the services of our Clearing Brokers on a fully disclosed basis. Our Clearing Brokers process all securities transactions and maintain customer accounts on a fee basis. The services provided include billing, credit review and control (including for margin accounts), receipt, and custody and delivery of securities. The Clearing Brokers also lend funds to our customers through the use of margin credit. These loans are made to customers on a collateralized basis, with the Clearing Brokers maintaining collateral in the form of saleable securities, cash or cash equivalents. However, if the Company’s customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on “margin” accounts, and there is a loss for which we cannot collect from our customer, we are generally liable for such losses. The Company currently uses First Clearing, LLC (a division of Wachovia Corporation) as its Clearing Broker. On March 19, 2008, the Company executed an additional clearing agreement with Pershing LLC (an affiliate of the Bank of New York Mellon) to act, together with First Clearing, as its Clearing Brokers.

Customer accounts are protected through the Securities Investor Protection Corporation (SIPC) for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection up to the entire net asset value of a client’s account is provided through private insurance carriers. Pursuant to the terms of our agreement with the Clearing Brokers, Summit Brokerage has agreed to indemnify and hold the Clearing Brokers harmless from certain liabilities and claims, including claims arising from transactions of our customers. We believe that, in general, the Clearing Brokers are able to provide Summit Brokerage and its clients with services at a total cost which is less than it would cost us to process such transactions on our own.

The aforementioned notwithstanding, in the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of service to, our clients would be negatively impacted, which would in turn have a material adverse affect on both our revenues and our earnings.

Seasonality and Cyclical Factors

Our revenues are affected only slightly by the traditional U.S. vacation seasons, such as July, August and December. Our revenues may be more adversely affected by cyclical factors, such as financial market downturns, as well as problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which has historically resulted in fewer transactions and less investing through broker-dealers such as Summit Brokerage, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital to offset related significant reductions in revenues.

Competition

We encounter intense competition in all aspects of our business. In general, we compete directly with other providers of financial services focused on meeting the needs of individual investors. Some of the strongest competition comes from companies that have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. Firms such as Merrill Lynch & Co., Inc., Citigroup Global Markets, Inc., Morgan Stanley, the Charles Schwab Corporation and Edward D. Jones & Co., L.P., have collectively garnered a significant percentage of the overall retail financial services industry. Furthermore, we compete with numerous regional and local securities firms, as well as with firms that provide online trading, such as E*Trade Financial Corp. and TD Ameritrade Holding Corporation. Additionally, increasing competition continues from other sources, such as commercial banks, insurance companies, and accounting and consulting firms that have entered the securities industry. We believe that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

In addition to competing for customers, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs such as Raymond James Financial, Inc. and LPL Financial Services. To date, the Company has undertaken only limited advertising campaigns designed to attract financial advisors. Rather, the Company has relied on the use of both in-house and outside recruiters. Under certain circumstances, the Company may provide, in the form of either forgivable or non-forgivable loans, amounts to newly recruited financial advisors as an incentive for becoming affiliated with Summit Brokerage. The Company may also agree to reimburse financial advisors for certain costs incurred by them in connection with their transition to Summit Brokerage. Forgivable loans are typically amortized over a period of not less than 48 months, while non-forgivable loans are repaid by the financial advisor through the withholding of a certain percentage of the financial advisor’s monthly gross production until the note has been repaid in full. All loans typically require the personal guarantee of the financial advisor. In many circumstances the amount of loans made available by Summit may be less than the amount of loans made available by our competitors, many of whom have greater financial resources than the Company.

We have also not undertaken any marketing efforts designed to attract retail customers. Instead, we rely on each financial advisor to attract his or her own clientele, which typically occurs through referrals from other clients. Additionally, many of our financial advisors hold seminars to educate potential clients about various investment opportunities.

Employees

As of March 17, 2008, we employed 61 full-time people, including seven executives, 31 others in general staff positions and 23 in sales and sales-related positions. As of March 17, 2008, there were approximately 215 financial advisors licensed with the firm, the majority of which are engaged by us as independent contractors, although approximately 34 are engaged as full time employees (including 18 in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Regulation

The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. While the SEC administers federal securities laws, much of the regulation for those operating within the securities industry comes from various self-regulatory organizations such as FINRA. Additionally, securities firms are also subject to regulation by the state securities departments of the various jurisdictions in which they operate or in which their clients reside. In general, regulatory authorities promulgate regulations and provide oversight in the following areas:

•	Sales practices;

•	Trade practices among broker-dealers;

•	Capital requirements;

•	Record keeping; and

•	Conduct of employees and affiliates of member organizations.

The SEC, the self regulatory organizations, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment adviser, and their employees or officers. Also, new legislation, changes in the rules and regulations promulgated by the SEC or self regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisers. The stated purpose of much of the regulation of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisers. As part of the regulatory process, broker-dealers and investment advisers are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment adviser being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment adviser may be required to pay a fine and/or be subject to other forms of disciplinary action. In connection with one such examination, the Company entered into, in December 2006, a Letter of Acceptance, Waiver and Consent (“AWC”) with FINRA, whereby the Company neither admitted nor denied certain allegations concerning regulatory compliance matters by FINRA, and consented to a censure and the payment of a $25,000 fine. The Company believes the terms of the AWC should not have an adverse effect on its ability to execute its business strategy. In those instances where the Company is informed of a potential violation by an examining regulatory authority, it endeavors to correct such violations as soon as is practicable.

There can be no assurance that the findings of any regulatory agencies, including those of FINRA with respect to the above-referenced matters, will not result in subjecting the Company and our principals to some form of disciplinary action, including fines. In addition, regulators may put restrictions on the Company’s ability to grow. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

Item 2.	Description of Property

The Company currently leases office space under four operating leases. Under these leases, the Company occupies approximately 14,300 square feet of office space in five suites within the same building in Boca Raton, Florida. On June 25, 2003, the Company entered into two of these long-term leases for approximately 6,300 square feet of space. These leases, which both commenced on February 1, 2004, expire on January 31, 2009. On May 1, 2006, the Company entered into another long-term lease for approximately 600 square feet, which lease expires on January 31, 2009. These leases provide for monthly base rent totaling approximately $11,000 plus the Company’s pro-rata share of common area expenses.

On March 22, 2005, the Company entered into an additional long-term lease for approximately 7,400 square feet of space. The lease, which commenced on February 1, 2005 and expires on January 31, 2010, provides for monthly base rent in the amount of approximately $13,000, plus the Company’s pro-rata share of common area expenses as well as management fees. The lease allows for a remodeling allowance of $38,850, which has been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit is being amortized over the term of the lease as a reduction to the amount of rent expense accrued.

The Company also leases certain equipment under an operating lease, which lease provides for minimum monthly payments of approximately $1,600 through June 2008. The Company intends, although no assurance can be given, to enter into new equipment leases upon the expiration of the then current term.

Item 3.	Legal Proceedings

On August 18, 2003, Summit Brokerage terminated for cause the employment of Richard Parker, Summit Brokerage’s then Vice Chairman, President and Chief Operating Officer (“Parker”), and in connection therewith filed an action against Parker for breach of contract, breach of fiduciary duty and injunctive relief. On December 12, 2007, Summit Brokerage entered into a Mediation Settlement Agreement (“Agreement”) with Parker. In accordance with the terms of the Agreement, all disputes relating to the litigation, styled Summit Brokerage Services, Inc. v. Richard Parker (the “Suit”), which commenced on August 18, 2003 in Palm Beach County, Florida, were resolved, subject to the fulfillment of certain conditions specified in the Agreement. The Agreement requires Parker to relinquish all security interests he has in the Company, totaling 3,421,927 shares of our common stock (including 500,000 shares to be acquired through the exercise of an option (the “Option”)). In exchange, the Company was obligated to, among other things, pay $675,000 to Mr. Parker on or before December 31, 2007. On December 31, 2007, the Company paid the $675,000 to Parker’s counsel, which amount was to be held in escrow pending the delivery by Parker of the shares of common stock and the Option. On January 3, 2008, Parker delivered to the Company 2,479,252 shares of common stock, together with the Option, representing delivery of a total of 2,979,252 shares of common stock. Accordingly, Summit authorized the release of $587,687 from escrow, with the balance to be released upon the delivery by Parker of the remaining shares of common stock.

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

Summit Brokerage is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including FINRA, the SEC, and the various securities commissions of the states and jurisdictions in which we operate and/or have customers. As part of the regulatory process, the Company is subject to routine examinations, the purpose of which is to determine the Company’s compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the Company has violated certain of these rules and regulations. Where possible, the Company endeavors to correct such asserted violations. In certain circumstances, and depending on the nature and extent of the violations, the Company may be subject to disciplinary action, including fines. In December 2006, the Company entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with FINRA, whereby the Company neither admitted nor denied certain allegations with respect to regulatory compliance matters by FINRA, and consented to a censure and the payment of a $25,000 fine. The terms of the AWC should not have an adverse effect on the Company’s ability to execute its business strategy. See also “Item 1 – Description of Business – Regulation.”

From time to time, we may also be engaged in various legal proceedings not related to securities. We currently maintain various types of insurance, including director’s and officer’s liability insurance, as well as employment practices liability insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain such insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Item 4.	Submission of Matters to a Vote of Security Holders

No vote was submitted during the fourth quarter of our fiscal year ended December 31, 2007 to a vote of our security holders.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is traded in the over-the-counter market and is quoted on the electronic bulletin board under the symbol “SFNS.” The following table represents the range of the high and the low last sale prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2007. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
March 31, 2007	$0.26	$0.40
June 30, 2007	$0.33	$0.42
September 30, 2007	$0.42	$0.75
December 31, 2007	$0.55	$0.75
March 31, 2006	$0.23	$0.38
June 30, 2006	$0.25	$0.36
September 30, 2006	$0.20	$0.36
December 31, 2006	$0.20	$0.40

On March 17, 2008, the closing price of our common stock was $0.64 and we had approximately 130 holders of record.

Dividends and Dividend Policy

We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. With respect to our Series A Preferred Stock, during 2007, we paid a total of $15,000 in cash dividends and reflected, as of December 31, 2007, accrued dividends of $17,376. During 2006, we paid a total of $23,376 in cash dividends.

Recent Sales of Unregistered Securities

In December 2007, the Company issued an aggregate 25,000 shares of its common stock to one person upon such person’s exercise of a like number of outstanding stock options at an exercise price of $.50 per share. The shares of common stock were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended afforded by Section 4(2) of such Act.

Purchases of Equity Securities

On December 12, 2007, Summit Brokerage entered into a Mediation Settlement Agreement (“Agreement”) with Richard Parker, which required Parker to relinquish all security interests he has in the Company, totaling 3,421,927 shares of our common stock (including 500,000 shares to be acquired through the exercise of an option (the “Option”)). In exchange, the Company was obligated to, among other things, pay $675,000 to Mr. Parker on or before December 31, 2007. On December 31, 2007, the Company paid the $675,000 to Parker’s counsel, which amount was to be held in escrow pending the delivery by Parker of the shares of common stock and the Option. On January 3, 2008, Parker delivered to the Company 2,479,252 shares of common stock, together with the Option, representing delivery of a total of 2,979,252 shares of common stock. Accordingly, Summit authorized the release of $587,687 from escrow, with the balance to be released upon the delivery by Parker of the remaining shares of common stock. See “Item 3. – Legal Proceedings.”

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

Clearing Arrangements. Summit Brokerage does not carry accounts for customers or perform custodial functions related to customers’ securities. Summit Brokerage introduces all of its customer transactions to its Clearing Firms, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the Clearing Firms since Summit Brokerage has agreed to indemnify the Clearing Firms for any resulting losses. Any such customer-related losses are typically charged to the customer’s financial advisor, as a result of such financial advisor agreeing to indemnify Summit Brokerage against such losses. Losses related to these types of activity have historically not been material.

Customer Claims, Litigation and Regulatory Matters. In the normal course of business as a broker-dealer and investment advisor, we are subject to customer-related complaints relating to the manner in which customer accounts are handled by our financial advisors. When the complaint relates to the sale of securities, both Summit and the customer are typically obligated to seek resolution through arbitration. When the complaint is not customer-related, or does not relate to the sale of securities, such matters will be resolved pursuant to the terms of the governing agreement or contract or, if no such agreement or contract exists, through an otherwise appropriate forum. Summit maintains various types of insurance to reduce exposure relating to possible claims, including errors and omissions insurance, director’s and officer’s liability insurance and employment practices liability insurance. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to arbitrations or litigations filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. However, it is possible that the actual amounts required to be paid by us will exceed the reserved amount. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and our reserves are inadequate, our income would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

Valuation of Deferred Tax Assets. We account for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2007, which consist principally of unrecognized stock-based compensation, the amortization of customer list and goodwill and the tax benefit of net operating loss carryforwards, amount to approximately $.8 million. The Company has determined that a valuation allowance at December 31, 2007 was necessary to fully offset such deferred tax asset based on the likelihood of future realization. At December 31, 2007, we had net operating loss carryforwards of approximately $.3 million, expiring in various years through 2024.

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

The following discussion and analysis of the Company’s financial condition and results of its operations for the fiscal years ended December 31, 2007 and December 31, 2006 should be read in conjunction with the Company’s condensed consolidated financial statements included elsewhere herein.

When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in “Factors That May Affect Future Results and the Market Price of Our Stock” of this Item 6.

Certain amounts from the prior periods have been reclassified to conform to the current year’s presentation.

Overview

Summit Financial Services Group, Inc., through its primary operating subsidiary, Summit Brokerage Services, Inc., provides full-service securities brokerage through a network of approximately 215 financial advisors serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities Financial Network in January 2003, our approximately 115 other branch offices are owned and operated by independent owners who maintain appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%-90%.

Summit Brokerage is registered as a broker-dealer with the SEC, is a member of FINRA, the MSRB, the NFA and SIPC, and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 34 states and the District of Columbia. SBSIA, our subsidiary insurance agency, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

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

	2007		2006
Insurance related products	$13,904,400	37%	$10,834,922	37%
Equities	$9,267,796	25%	$7,423,093	25%
Mutual funds	$5,532,949	15%	$4,139,937	14%
Investment advisory fees	$4,949,633	13%	$3,498,840	12%
Other commission income	$2,356,174	6%	$2,136,323	7%
Miscellaneous (1)	$1,529,814	4%	$1,331,718	5%

Total	$37,540,766	100%	$29,364,833	100%

(1)	Includes interest and other non-commission related revenue.

Summit Brokerage is a fully-disclosed broker-dealer, and therefore relies on its Clearing Firms to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Additionally, because the Clearing Firms provide us with access to many other financial products and services that we would not otherwise be able to offer, we are able to provide our clients with products and services comparable to much larger brokerage firms. In exchange for providing these services, the Clearing Firms typically charge us a fee every time they effect a transaction on behalf of the firm or its clients.

For the years ended December 31, 2007 and December 31, 2006, we reported revenues and net income of $37,540,766 and $1,488,654 and $29,364,833 and $619,250, respectively. For 2007, we believe that our improved revenues were primarily due to an increase in per advisor production, which we believe was attributable to not only then improved market conditions, but also the addition of advisors whose average gross production exceeded the average gross production of existing Summit financial advisors. We believe our improved earnings were due primarily to our increased revenues, which was partially offset by increases in employee compensation and occupancy costs. In general, our financial results can be impacted by a number of factors, including our ability to recruit and retain financial advisors as well as general market conditions and volatility, which are often expressions of investor confidence. Furthermore, our results during any particular period may be negatively impacted by the incurrence of costs necessary to support our actual and projected growth. As we continue to grow, we may continue to have increases in expenses such as increased personnel and office costs.

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

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income (or losses) in any particular period that may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Furthermore, the Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, the Company’s future earnings may be significantly less than in prior years.

Results of Operations

The following discussion relates to the results of operations for the fiscal year ended December 31, 2007 (“2007”) compared to the results of operations for the fiscal year ended December 31, 2006 (“2006”).

Comparison of Fiscal Years Ended December 31, 2007 and December 31, 2006

Revenue:

Commission revenue of approximately $36.01 million for 2007 represents an increase of approximately $7.98 million, or 28%, over the $28.03 million of commission revenue reported for 2006. For 2007, we believe that our improved revenues were primarily due to an increase in per advisor production, which we believe was attributable to not only improved market conditions during the period, but also the addition of advisors whose average gross production exceeded the average gross production of existing Summit financial advisors. For 2008, we believe general market conditions, and therefore investor confidence, will be impacted by a number of factors, including concern over the viability of some of the nation’s largest financial services firms, including Bear Stearns & Co., Inc., declining real estate values (and the resulting problems with mortgage-backed securities related thereto), as well as a possible recession. Furthermore, investor confidence may be eroded by a tightening of liquidity in the capital markets and concern over the necessity of government intervention in providing stability in the marketplace. Reductions in investor confidence will negatively impact our revenues and earnings. During 2007, commission revenues generated by the Boca Branch accounted for approximately 14% of total commission revenues, which percentage we expect may continue to decline depending on the success of our efforts to recruit more independent financial advisors.

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

Expenses:

Commissions and clearing costs increased to approximately $29.52 million in 2007, which represents an increase of $6.56 million, or 29%, over the approximately $22.96 million reported for 2006. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, increased slightly in 2007 to 82.0% from 81.9% in 2006. Prospectively, we would expect this percentage to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to approximately $3.94 million in 2007, which represents an increase of $.8 million, or 25%, over the approximately $3.14 million reported for 2006. This increase is due primarily to an increase in salaries and wages, as well as an increase in the costs associated with issuing common stock and equivalents to our employees. For 2007 and 2006, a total of approximately $192,000 and $25,000, respectively, was expensed, all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased to approximately $.62 million during 2007 from approximately $.47 million in 2006, a 30% increase. This increase was due primarily to an increase in costs associated with existing leases, as well as to the leasing of additional office space.

Communications costs decreased by approximately $30,000, or 7%, to $.35 million in 2007 from approximately $.38 million in 2006. The decrease in costs was due primarily to a decrease in costs related to enhancing our technology infrastructure, as well as for additional services.

Legal and accounting fees decreased by 23%, or approximately $90,000, from approximately $.39 million in 2006 to approximately $.30 million in 2007. During 2007, we experienced decreases in costs related to arbitrations and litigations, which decreases were partially offset by increases in legal fees related to general corporate matters.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses decreased by $.21 million, or 17%, to approximately $1.05 million during 2007 from approximately $1.26 million for 2006. This decrease was due primarily to a decrease in the costs associated with attracting and hiring financial advisors. Our costs also decreased related to the issuance of common stock and equivalents to our independent financial advisors. For 2007 and 2006, a total of approximately $78,000 and $114,000, respectively, was expensed for such issuances, all of which related to the amortization of unearned stock compensation.

Other income for 2006 represents the net reduction in the payable amount due to Wachovia Securities Financial Network in connection with the purchase of our Boca Branch.

Net Income / Loss:

For 2007 we reported net income of $1,488,654, or $0.05 per basic share and $0.04 per diluted share. For 2006, we reported net income of $619,250 or $0.02 per basic and diluted share. Our performance in 2007 was positively impacted by a 28% increase in total revenues, as well as a decline in costs associated with arbitrations and litigations. The improvements were partially offset by increases in employee costs, as well as increased occupancy costs.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $1,708,000 during 2007, compared to approximately $1,076,000 for 2006. The increase in cash generated by operating activities of approximately $632,000 is primarily attributable to the improvement in the Company’s net income, as adjusted for non-cash items such as stock-based compensation expense. Cash and cash equivalents increased during 2007 by approximately $945,000 to approximately $4.83 million.

During 2007, we purchased approximately $86,000 of property and equipment, which amount was approximately $11,000 more than the approximately $75,000 purchased during 2006. The Company does not project material capital expenditures over the next twelve months.

Financing activities resulted in a net use of cash of approximately $678,000 during 2007, which amount was due primarily to the placement into escrow of $675,000 for the repurchase of shares of stock held by Richard Parker. See “Item 3 – Legal Proceedings.” Additionally, we paid dividends on our Series A Preferred Stock in the amount of $15,000, which amount was offset by proceeds from the exercise of stock options in the amount of $12,500.

In the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

Inflation. Inflation has not been a major factor in the Company’s business since inception. There can be no assurances that this will continue.

Significant Business Relationships

On January 26, 1994, we entered into a clearing agreement with First Clearing Corporation (formerly Wheat First Securities, Inc.), a subsidiary of Wachovia Corporation, to execute securities orders and maintain accounts for clients on behalf of our Company and its clients. On March 19, 2008, we entered into a clearing agreement with Pershing, LCC to provide clearing services in addition to First Clearing Corporation. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of service to, our clients would be negatively impacted, which would in turn have a material adverse affect on both our revenues and our earnings.

Factors That May Affect Future Results And The Market Price Of Our Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

We have a limited history of operating profitably. The Company has reported a profit in only three of its last six years of operations. We cannot assure you that we will continue to attain profitability, or that, even if we generate net income, that our cash flow from operations will be sufficient to allow us to fully execute our strategy. Additionally, our revenues and profitability have been, and may continue to be, negatively impacted by general economic conditions, including investor uncertainty, as well as international political unrest.

Our business could be harmed by market volatility, declines in general economic conditions and other securities industry risks. Our revenues are derived primarily from securities brokerage and related services, and we expect this business to continue to account for almost all of our revenues. We, like other securities firms, are directly affected by economic and political conditions, including, but not limited to the following:

•	changes in the conditions of the securities markets in which our customers trade.

•	broad trends in business and finance, and

•	acts of war, terrorism and other political unrest;

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

For 2008, we believe general market conditions, and therefore investor confidence, will be impacted by a number of factors, including concern over the viability of some of the nation’s largest financial services firms, including Bear Stearns & Co., Inc., declining real estate values (and the resulting problems with mortgage-backed securities related thereto), as well as a possible recession. Furthermore, investor confidence may be eroded by a tightening of liquidity in the capital markets and concern over the necessity of government intervention in providing stability in the marketplace. Reductions in investor confidence will negatively impact our revenues and earnings.

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

As part of the regulatory process, broker-dealers, and investment advisers are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment adviser being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment adviser may be required to pay a fine and/or be subject to other forms of disciplinary action. In connection with its recent examinations, the Company has been notified by FINRA of, and endeavored to correct, certain alleged violations. There can be no assurance that the findings of any regulatory agencies, including those of FINRA with respect to the above-referenced matters, will not result in subjecting Summit Brokerage (and possibly certain of our principals and/or financial advisors) to some form of disciplinary action, including fines. In addition, regulators may put restrictions on the Company’s ability to grow. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

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

As a broker-dealer, we are limited in the manner in which we can receive compensation for the services we provide. Currently, the Company receives 12b-1 fees, or trail commissions, related to the sale of mutual fund shares. The SEC is currently reviewing its policies with respect to such payments. In the event the SEC were to limit the ability of the Company to receive such fees, our revenues and earnings would be negatively impacted.

In addition, we use the Internet to provide information to our financial advisors and, to a lesser extent, our customers. Due to the increasing popularity of the Internet, it is possible that new laws and regulations may be adopted dealing with such issues as user privacy, content and pricing. Such laws and regulations might increase our cost of using, or limit our ability to use, the Internet. Furthermore, violations of existing laws and regulations, including related to the safeguarding of private information, could subject us to fines and penalties, as well as to civil action by affected parties. In addition, the growth of the Internet as a means of conducting international business has raised many legal issues regarding, among other things, the circumstances in which countries or other jurisdictions have the right to regulate Internet services that may be available to their citizens from service providers located elsewhere. In many cases, there are ambiguous, inconsistent or no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand internationally, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

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

These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition from commercial banks that have expanded into the brokerage business. We also compete with others in the financial services industry in recruiting registered representatives and new employees as well as retaining current personnel, and we could be adversely affected in the event we were to lose financial advisors who either individually or in the aggregate account for a significant percentage of our revenues. Furthermore, a trend in the independent brokerage industry is to provide upfront amounts (in the form of either forgivable or non-forgivable loans) to newly recruited financial advisors as an incentive to become affiliated with a broker-dealer. Although Summit Brokerage has begun to offer such incentives, its ability to fully execute its growth strategy could be adversely impacted should those firms against whom we compete offer financial incentives: (i) beyond what we are able to offer based on our financial resources, or (ii) that, in general, do not make economic sense based on our current cost and operating structure. Furthermore, the provision of upfront amounts may have an adverse effect on our operating margins, which would effect our earnings, and our working capital. In addition to providing upfront amounts, many of our competitors offer commission payout rates in excess of the rates Summit currently offers. As a result, we may not be able to attract and/or retain those financial advisors interested in receiving a greater percentage of the commissions and fees they generate. Should we elect to increase our payout rates to our advisors, our operating margins could be negatively impacted.

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

We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and/or investment advisers. Net capital is the net worth of a broker-dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead the Company to being liquidated. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, we might be required to limit or discontinue those portions of our business that require us to maintain certain net capital levels. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital of at least $250,000. As of December 31, 2007, Summit Brokerage had net capital of approximately $2.1 million and excess net capital (that is, net capital less required net capital) of approximately $1.85 million as computed under SEC Rule 15c3-1.

Our strategy of reinvesting our profits may adversely impact future earnings. The Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, the Company’s future earnings may be significantly less than in prior years.

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

Furthermore, if we elect to continue a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company, we may use a significant portion of our working capital. Additionally, there can be no assurance that the financial advisors receiving such loans will not terminate their affiliation with the Company prior to either repaying the note or, in the case of forgivable loans, prior to the amortization of their notes. Our financial position and operating results could be materially adversely affected if we are unable to collect the unpaid/unamortized portion of the notes. Our financial position and operating results could also be materially adversely affected if, after having joined the Company, the gross production of the financial advisors receiving such loans is significantly below the gross production upon which the amount of the loan (typically some percentage of the registered representative’s production prior to joining the Company) was based. In addition, to the extent we need additional working capital to fund any of such loans, we may seek additional financing sources, including the procurement of capital through a debt and/or equity offering, the success of which no assurance can be given.

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

We rely on third party vendors to provide services that are an integral part of our business. As a fully disclosed broker-dealer, we rely on our Clearing Firms to provide a number of operations and support functions that we cannot provide internally. If our relationship with our Clearing Firms were to be terminated, our business would be materially adversely impacted unless we were able to utilize the services of another clearing firm. Even if we were to develop such other relationships, our business could be adversely impacted if we were unable to obtain terms as favorable as those currently in place. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of service to, our clients would be negatively impacted, which would in turn have a material adverse affect on both our revenues and our earnings.

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

There may not be a liquid market for the common stock. Our common stock is currently traded on the OTC Electronic Bulletin Board. This market generally has less liquidity than the Nasdaq SmallCap Market and certain institutional investors are precluded from buying stock in this market. There can be no assurance that our investors will be able to sell their shares of common stock at prices and times that are desirable, if at all. In addition, no assurance can be given that the Company will continue to be a reporting public company in the future, or that our common stock will continue to be traded publicly, on the bulletin board or on any other inter-dealer quotation system or exchange

Our common stock is subject to the penny stock rules; as a result, our market liquidity could be adversely affected. The SEC’s regulations define a “penny stock” to be an equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might be adversely affected.

No dividends are anticipated. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares of common stock in the foreseeable future.

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

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of December 31, 2007 and have concluded that the Company’s disclosure controls and procedures are effective.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name	Age	Title
Marshall T. Leeds	52	Chairman of the Board, Chief Executive Officer and President
Steven C. Jacobs	47	Executive Vice President, Chief Financial Officer, Secretary and Director
Sanford B. Cohen	50	Director
Paul D. DeStefanis	47	Director
William L. Harvey	52	Director

Executive Officers and Directors

Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President. Mr. Leeds was elected our President, and re-elected our Chairman and Chief Executive Officer, on February 26, 2004. He holds the same offices and board membership with Summit Brokerage. Mr. Leeds acquired a controlling interest in Summit Brokerage on May 22, 2002, whereupon he became our Chairman and Chief Executive Officer. From March 22, 2002 to May 22, 2002, Mr. Leeds was engaged as our Director of Recruiting. Between October 2001 and March 2002, Mr. Leeds was a private investor. Prior thereto, Mr. Leeds served, between January 2001 and September 2001, as Chairman and Chief Executive Officer of First Union Securities Financial Network, Inc. Prior to joining First Union, Mr. Leeds served, between December 1983 and December 2000, as Chairman, President and Chief Executive Officer of JWGenesis Financial Corp. and its predecessor. JWGenesis Financial Corp. was acquired by First Union Securities Financial Network, Inc. on January 1, 2001. Mr. Leeds is a past Chairman of the Regional Investment Bankers Association, Inc. and also serves on the Independent Contractor Firm Committee of the Securities Industry Association.

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

William L. Harvey, Director. Mr. Harvey became a director of the Company and Summit Brokerage in February 2004. Mr. Harvey also serves as a member of our audit committee. Mr. Harvey has over twenty-five years of financial and accounting experience. From August 2006 through November 2007, Mr. Harvey served as Chief Financial Officer for TrialGraphix, Inc., a litigation support services firm. Immediately prior thereto, between 2003 and 2006, Mr. Harvey served as Vice President for LNR Property Corporation. Prior thereto, between 1992 and 2003, Mr. Harvey was Executive Vice President and Chief Financial Officer for Pan Am International Flight Academy, a privately held provider of flight training services. Prior to joining Pan Am, Mr. Harvey was a partner at Deloitte & Touche where he served as a member of the Firm’s National Office SEC Services Department for two years. Mr. Harvey graduated from Florida State University in 1977 with a BS in Accounting and he is also a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 that were furnished to us, and except as provided below, all such reports were timely filed. In connection with the Mediation Settlement Agreement, entered into with Richard Parker (see “Item 3. – Legal Proceedings,” above), we repurchased an aggregate 2,979,252 shares of our common stock, inclusive of 500,000 shares issuable upon exercise of an option, from Richard Parker, and no Form 4 was filed by Mr. Parker in connection with such transaction.

Code of Ethics

We have adopted a code of ethics that for our Chief Executive Officer, and for our senior financial officers, including our Chief Financial Officer and principal accounting officer. Our code of ethics is included as an Exhibit to this Annual Report on Form 10-KSB.

Audit Committee

The members of our audit committee are currently Paul D. DeStefanis and William L. Harvey. Messrs. DeStefanis and Harvey are considered “independent” as that term is defined in Nasdaq Rule 4200(a)(15). Further, the Board of Directors has determined that the audit committee has at least one financial expert, who is William Harvey.

Item 10.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company during the fiscal years ended December 31, 2006, and 2007 to our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity Incentive Plan Compensation ($) (g)		Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Marshall T. Leeds,	2007	$250,000	$48,400	(1)	$—	$281,402	$200,000	(5)	$—	$21,198	(3)	$801,000
Chairman of the Board, Chief Executive Officer and President	2006	$100,000	$85,200	(1)	$—	$6,130	$109,333	(2)	$—	$20,442	(3)	$321,105
Steven C. Jacobs,	2007	$170,000	$20,000		$—	$13,962	$—		$—	$18,798	(3)	$222,760
Executive Vice President, Chief Financial Officer, Secretary and Director	2006	$150,000	$5,000		$—	$85,015	$—		$—	$37,005	(4)	$277,020

(1)	For 2007, includes a discretionary bonus ($48,400). For 2006, includes both a guaranteed bonus ($45,200) as well as a discretionary bonus awarded by the board ($40,000).
(2)	Represents bonus amounts accrued in 2006 but not paid until 2007.
(3)	Includes an automobile allowance and employee benefits in the form of health insurance.
(4)	Includes an automobile allowance and employee benefits in the form of health insurance. Also includes approximately $19,000 resulting from an increase in the value of warrants attributable to a two-year extension of the exercise period. See “Equity Compensation Plans Not Approved by Shareholders – Warrants.”
(5)	Represents non-discretionary bonus amounts accrued in 2007 but not paid until 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options; stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2007.

	Option Awards						Stock awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Marshall T. Leeds		40,000	(4)		$0.70	12/31/2014
		705,252	(5)		$0.35	01/01/2017
		705,252	(5)		$0.32	01/01/2017
	10,000	30,000	(2)		$0.35	12/31/2013
	20,000	20,000	(3)		$0.28	12/31/2015
	40,000	(1)			$0.40	12/31/2014
	5,600,000	(1)			$0.25	3/22/2012

	5,670,000	1,500,504

Steven C. Jacobs(6)		40,000	(4)		$0.70	12/31/2014
	10,000	30,000	(2)		$0.35	12/31/2013
	62,500	187,500	(2)		$0.32	12/31/2013
	62,500	187,500	(2)		$0.35	12/31/2013
	20,000	20,000	(3)		$0.28	12/31/2015
	5,000	5,000	(3)		$0.28	12/31/2015
	6,500	(1)			$0.40	12/31/2014
	40,000	(1)			$0.40	12/31/2014
	44,000	(1)			$0.40	6/1/2014
	40,000	(1)			$0.40	12/31/2013
	5,000	(1)			$0.50	12/22/2013
	600,000	(1)			$0.45	8/7/2013
	25,000	(1)			$0.50	8/2/2012
	20,000	(1)			$0.50	3/22/2012

	940,500	470,000

(1)	Options were fully vested as of 12/31/05.
(2)	These options vest 25.0% on 12/31/07, 12/31/08, 12/31/09, and 12/31/10.
(3)	These options vest 25.0% on 12/31/06, 12/31/07, 12/31/08, and 12/31/09.
(4)	These options vest 25.0% on 12/31/08, 12/31/09, 12/31/10, and 12/31/11.
(5)	These options vest 33.3% on 1/1/08, 1/1/09, and 1/1/10.
(6)	Does not include warrants to acquire up to 440,000 shares of common stock at a price of $.30 per share expiring, with respect to 40,000 shares, on March 19, 2010 and with respect to 400,000 shares, on April 11, 2010.

Director Compensation

The following table sets forth certain information concerning compensation paid to our outside directors during fiscal 2007:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
William L. Harvey	$14,600		$13,795	(1)				$28,395
Paul D. DeStefanis	$2,100		$12,172	(2)				$14,272
Sanford B. Cohen	$2,100		$12,172	(3)				$14,272

	$18,800	$—	$38,139		$—	$—	$—	$56,939

(1)	As of December 31, 2007, Mr. Harvey had been issued options covering 215,000 shares, all of which had vested. Mr. Harvey was also granted an option, on January 2, 2008, for an additional 85,000 shares, which options vested immediately upon issuance.
(2)	As of December 31, 2007, Mr. DeStefanis had been issued options covering 190,000 shares, all of which had vested. Mr. DeStefanis was also granted an option, on January 2, 2008, for an additional 75,000 shares, which options vested immediately upon issuance.
(3)	As of December 31, 2007, Mr. Cohen had been issued options covering 230,000 shares, all of which had vested. Mr. Cohen was also granted an option, on January 2, 2008, for an additional 75,000 shares, which options vested immediately upon issuance.

In serving on our Board, non-employee directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Non-employee directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the Audit Committee. In connection with their service to the Company in 2007, each non-employee director received an option for 75,000 shares of common stock at an exercise price equal to the price of our common stock at date of grant. The Chairman of the Audit Committee received an option for an additional 10,000 shares on the same terms and conditions as the other option awards described herein provided to all outside directors.

Equity Compensation Plan Information

The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan, the 2006 Incentive Compensation Plan, and non-plan equity compensation agreements as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved By Shareholders	17,103,923	(1),(4)	$0.38	6,266,643	(2)
Equity Compensation Plans Not Approved by Shareholders	1,878,318	(3)	$0.38	-0-

Total	18,982,241		$0.38	6,266,643	(2)

(1)	Includes 5,270,566 shares subject to outstanding options under the 2000 Incentive Compensation Plan, 5,733,357 shares subject to outstanding options under the 2006 Incentive Compensation Plan, as well as 6,100,000 shares subject to non-plan option agreements outstanding as of December 31, 2007.
(2)	Represents shares available for award grants under the 2006 Incentive Compensation Plan as of December 31, 2007.
(3)	Includes 450,318 shares subject to non-plan option agreements outstanding as of December 31, 2007 and 1,428,000 shares issuable upon exercise of common stock purchase warrants issued in connection with the private placement of our securities in 2002 and 2003.
(4)	Includes an option to purchase 500,000 shares expiring on December 31, 2007. Pursuant to an agreement entered into between the Company and the option holder on December 12, 2007, the option, together with shares of common stock held by the Holder, were to be returned to the Company in exchange for a cash payment. Such option was not returned to the Company until January 2008. See “Item 3 – Legal Proceedings.”

Equity Compensation Plans Not Approved by Shareholders – Options. The equity compensation plans not approved by shareholders consist of 450,318 shares of the Company’s common stock issuable upon exercise of options, and which options were granted between 2000 and 2003. Options for 50,318 of these shares were issued prior to 2003 and have, with respect to options for 37,628 shares, an exercise price of $2.50 per share, all of which have vested. Options for 12,690 shares, having an exercise price of $1.00 per share, have all vested. We have also included herein a commitment, made in 2003, to issue up to 400,000 options at an exercise price of $0.45 per share, which options have a ten year term and vested with respect to 150,000 options, on February 3, 2004, and with respect to 125,000 options, on each of February 3, 2005 and 2006. The optionees may pay the exercise price with respect to their options either in cash, by check, with already owned shares of common stock of the Company that have been held by the optionee for at least six (6) months (or such other shares as will not cause the Company to recognize for financial accounting purposes a charge for compensation expense), or such other manner as provided in the agreements or as may otherwise be determined by the Company. The option agreements provide for appropriate adjustment of the number of shares subject to the options and the exercise price of the options in the event of any increase or decrease in the number of issued and outstanding shares of the Company’s capital stock resulting from a stock dividend, a recapitalization or other capital adjustment of the Company. The Company has discretion to make appropriate anti-dilution adjustments to outstanding options in the event of a merger, consolidation or other reorganization of the Company or a sale or other disposition of substantially all of the Company’s assets. The options are not assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an option is exercisable only by the optionee. In general, the vested portion of an option must be exercised within 90 days from disassociation with the Company.

Equity Compensation Plans Not Approved by Shareholders – Warrants. We issued common stock purchase warrants for 1,428,000 shares of our common stock to brokers and to certain administrative personnel in connection with our two private common stock offerings consummated in 2003. The warrants, which have a five year term commencing on either March 19, 2003 or April 11, 2003 and expire on either March 18, 2008 or April 10, 2008, vested immediately upon issuance and are exercisable at a price of $0.30 per share payable in cash or by check. In December 2006, the Company extended the term of warrants to purchase 838,000 shares of common stock by not more than two years, of which warrants to purchase 808,000 shares of common stock were outstanding as of December 31, 2007. The holders of the warrants have piggy-back registration rights under which they may include in certain registration statements of the Company the shares of common stock issuable upon exercise of the warrants, subject to certain rights of the Company to cut-back the number of shares to be included under specified circumstances and to delay the filing or effectiveness of any registration statement or withdraw the registration statement. The warrant agreements contain certain cross-indemnification provisions in connection with the resale of the shares by the holders. The warrants contain anti-dilution provisions under which the exercise price of the warrants and the number of shares of common stock issuable upon their exercise are subject to adjustment in the event of stock splits, stock dividends, and in the event of a merger, consolidation, reorganization or reclassification of the capital stock of the Company.

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

In connection with the signing of employment agreements on May 22, 2002 and January 1, 2008, and the related issuance of options covering 7,000,000 shares and 1,410,504 shares (the “Leeds’ Options”), respectively, the Company has agreed to pay the amount of income tax liability incurred by Mr. Leeds upon exercise of the Leeds’ Options or any portion thereof that is directly related to such exercise; provided, however, that the Company’s obligation to pay such tax shall not exceed the amount of the tax benefit the Company receives as a direct result of Mr. Leeds’ exercise of the Leeds’ Options or any portion thereof. Coverage of such tax by the Company shall be made in the form of a bonus to Mr. Leeds, which will be also subject to the same tax coverage by the Company, up to a maximum amount of the Company’s tax benefit derived from such bonus. The tax benefit the Company receives with respect to any payment made by the Company pursuant to the aforementioned shall be determined solely with respect to the fiscal year of the Company in which the exercise of the Leeds’ Options, giving rise to such payment, occurs.

2006 Incentive Compensation Plan

On December 13, 2006, the Company’s shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to the 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (SARs), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan shall be 12,000,000 shares, plus the number of shares with respect to which awards previously granted under the 2006 Plan that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The 2006 Plan imposes individual limitations on the amount of certain awards in part to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other Company obligations, and other stock-based awards granted to any one participant may not exceed 2,000,000 shares for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000. The Board of Directors or Committee admitting the 2006 Plan is authorized to adjust the limitations described above and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The Board of Directors or Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles. As of December 31, 2007, the Company had issued, or committed to issue, options entitling the holders thereof to acquire up to 5.73 million shares under the 2006 Plan, leaving a total of 6.27 million shares available for future grants.

2000 Incentive Compensation Plan

Our 2000 Incentive Compensation Plan (the “Plan”), which was superceded by our 2006 Plan, was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provided for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. As of December 31, 2007, the Company had issued options entitling the holders thereof to acquire up to 5.27 million shares under the Plan. The exercise prices of the options range from $0.24 per share to $1.00 per share, and generally have scheduled vesting.

Options Granted Outside of Our 2000 Incentive Compensation Plan and 2006 Incentive Compensation Plan

As of December 31, 2007, we had options outstanding allowing the holders thereof to purchase an aggregate of 6.55 million shares of common stock with a range of exercise prices from $0.10 to $2.50 per share. Options for a total 5,600,000 shares expire on March 22, 2012, unless terminated earlier in accordance with their terms. All other non-plan options have a term of ten years from the date of grant unless otherwise terminated in accordance with their terms. In general, options granted outside the plans must be exercised within 90 days of an employee’s disassociation from the Company. All outstanding options granted outside of our plans were exercisable as of December 31, 2007. The 6.55 million shares referenced above include an option to acquire 500,000 shares at an exercise price of $.10 per share issued to Richard Parker, Summit Brokerage’s former Vice Chairman, President and Chief Operating Officer, which option expired on December 31, 2007 but was returned to Summit as part of a Mediation Settlement Agreement entered into between the Company and Parker on December 12, 2007. See Item 3 – Legal Proceedings.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 17, 2008 with respect to the beneficial ownership of common stock by: (i) each Named Executive Officer; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Benefit Ownership		Percent of Class(2)
Common Stock	Marshall T. Leeds	12,540,168	(3)	39.3%
Common Stock	Steven C. Jacobs	1,460,500	(6)	5.4%
Common Stock	Sanford B. Cohen	305,000	(7)	1.2%
Common Stock	Paul D. DeStefanis	465,000	(8)	1.8%
Common Stock	William L. Harvey	300,000	(9)	1.2%
Common Stock	Antares Capital Fund III Limited Partnership(10)	4,000,000		15.5%
Common Stock	The Equity Group Inc. Profit Sharing Plan & Trust(11)	1,600,000	(11)	6.2%
Common Stock	All executive officers and directors as a group (5 persons)	15,070,668	(12)	44.1%

(1)	Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 980 North Federal Highway, Suite 310, Boca Raton, Florida 33432.
(2)

Based on 25,755,823 shares outstanding on March 17, 2008, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of March 17, 2008, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Includes: (a) 6,400,000 shares of common stock, and (b) 6,140,168 issuable pursuant to options exercisable within the next 60 days.
(4)	Omitted.
(5)	Omitted.
(6)	Includes 940,500 shares issuable pursuant to stock options exercisable within the next 60 days, and 440,000 shares issuable pursuant to currently exercisable warrants.
(7)	Includes 305,000 shares issuable pursuant to stock options exercisable within the next 60 days.

(8)	Includes 200,000 shares of common stock and 265,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(9)	Includes 300,000 shares issuable pursuant to stock options exercisable within the next 60 days.
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

(12)	Includes 8,390,688 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days.

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

Item 12.	Certain Relationships and Related Transactions.

There were no related party transactions during the years ended December 31, 2007 or December 31, 2006.

Item 13.	Exhibits

A. Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.

Number	Name
2.1	Merger Agreement by and among the Registrant, Summit Brokerage Services, Inc. and Summit Transitory Sub, Inc. dated July 17, 2003 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amendment to Amended and Restated Articles of Incorporation (12)

3.3	Bylaws (2)

10.1	2000 Incentive Compensation Plan, as amended (8)

10.2	2000 Incentive Compensation Plan, as amended on June 22, 2005 (10)

10.3	Stock Purchase Agreement by and among the Summit Brokerage Services, Inc., Richard Parker and Marshall T. Leeds, dated March 22, 2002 (3)

10.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (3)

10.5	Shareholders’ Voting Agreement and Irrevocable Proxy by and among Summit Brokerage Services, Inc., Marshall T. Leeds, Richard Parker and Joan Parker, dated May 22, 2002 (4)

10.6.	Commercial Lease between Summit Brokerage Services, Inc. and First America Living Trust, dated May 22, 2002 (4)

10.7	Employment Agreement between the Registrant and Marshall T. Leeds, effective July 19, 2004 (9)

10.8	Stock Option Agreement between Summit Brokerage Services, Inc. and Richard Parker, dated May 22, 2004 (3)

10.9	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (5)

10.10	Form of Warrants dated effective March 19, 2003 (6)

10.11	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective March 19, 2003 (8)

10.12	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective April 11, 2003 (8)

10.13	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.14	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (7)

10.15	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.16	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (7)

10.17	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #310 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.18	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #311 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.19	Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.20	Addendum to the Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (11)

10.21	Employment Agreement between the Company and Marshall T. Leeds, dated January 1, 2007 (13)

10.22	2006 Incentive Compensation Plan (12)

10.23	Fully Disclosed Clearing Agreement of First Clearing, LLC, dated October 26, 2007*

10.24	Fully Disclosed Clearing Agreement of Pershing, LLC, dated March 19, 2008*

14.1	Code of Ethics for the CEO and Senior Financial Officers*

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on September 15, 2004, File No. 333-108818.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(3)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended March 31, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended June 30, 2002 of Summit Brokerage Services, Inc., filed August 19, 2002, file no. 0-29337.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(6)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(7)	Incorporated by reference to the Form 8-K filed on April 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.

(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.
(9)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed March 31, 2005, file no. 0-29337.
(10)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2005, filed on August 15, 2005, file no. 0-29337.
(11)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005 filed March 31, 2006, file no. 0-29337.
(12)	Incorporated by reference to the Registrant’s Form 14A as filed on November 24, 2006, file no. 0-29337.
(13)	Incorporated by reference to the Form 8-K filed on January 4, 2007 by Summit Financial Services Group, Inc., file no. 0-29337.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Moore Stephens Lovelace, P.A., our principal accountants, billed us an aggregate of $74,000 and $79,050 for each of the fiscal years ended December 31, 2007 and 2006, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-QSB during such fiscal years, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during such fiscal years.

Audit Related Fees

Our principal accountants billed us $6,800 and $600 for audit-related fees in each of the fiscal years ended December 31, 2007 and 2006 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants were paid $-0- and $-0- for fees and expenses for services performed relating to tax compliance, tax advice or tax planning in each of the fiscal years ended December 31, 2007 and 2006.

All Other Fees

Our principal accountants did not bill us any additional fees in the fiscal years ended December 31, 2007 and 2006 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors were authorized to perform audit services for the fiscal year ended 2007 by our Board of Directors and the Company’s Chief Executive Officer and Chief Financial Officer. Moore Stephens Lovelace, P.A. was appointed by our Audit Committee as our independent auditors for purposes of auditing and reviewing our financial statements for 2007. Our principal auditors informed our Audit Committee of the scope and nature of each service to be provided. During the year ended December 31, 2007, all services and fees rendered by Moore Stephens Lovelace, P.A. were approved by our Audit Committee in advance of providing such services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Summit Financial Services Group, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL SERVICES GROUP, INC.

/s/ Marshall T. Leeds
Marshall T. Leeds
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: March 31, 2008

/s/ Steven C. Jacobs
Steven C. Jacobs
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall T. Leeds	Chairman of the Board and Chief Executive Officer	March 31, 2008
Marshall T. Leeds	(principal executive officer)

/s/ Steven C. Jacobs	Executive Vice President,	March 31, 2008
Steven C. Jacobs	Chief Financial Officer, and Secretary
(principal financial officer)

/s/ Paul D. DeStefanis	Director	March 31, 2008
Paul D. DeStefanis

/s/ William L. Harvey	Director	March 31, 2008
William L. Harvey

/s/ Sanford B. Cohen	Director	March 31, 2008
Sanford B. Cohen

SUMMIT FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Summit Financial Services Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants
Orlando, Florida
March 31, 2008

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Financial Condition

December 31, 2007

ASSETS
Cash and cash equivalents	$4,828,606
Deposit held at clearing broker	28,144
Commissions receivable	943,117
Other receivables	251,030
Securities owned, at fair value	23,290
Prepaid expenses	533,846
Property and equipment, net	135,740
Goodwill	500,714
Customer list, net	179,913
Deposit	675,000

Total assets	$8,099,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,200,489
Accrued commissions expense	1,433,155

Total liabilities	2,633,644

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 28,249,987 issued and 28,235,075 outstanding	2,825
Additional paid-in capital	10,088,338
Unearned stock-based compensation	(983,982)
Treasury stock, 14,912 shares, at cost	(10,884)
Accumulated deficit	(3,630,554)

Total stockholders’ equity	5,465,756

Total liabilities and stockholders’ equity	$8,099,400

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For The Years Ended December 31, 2007 and 2006

	2007	2006
Revenues
Commissions	$36,010,952	$28,033,115
Interest and dividends	1,213,211	964,239
Other	316,603	367,479

	37,540,766	29,364,833

Expenses
Commissions and clearing costs	29,519,900	22,958,059
Employee compensation and benefits	3,943,210	3,137,700
Occupancy and equipment	615,201	471,484
Communications	353,960	380,920
Legal and accounting	302,151	393,404
Depreciation and amortization	235,046	215,616
Other operating expenses	1,052,250	1,261,584

	36,021,718	28,818,767
Other income	—	79,256

Income before income taxes	1,519,048	625,322

Provision for income taxes	30,394	6,072

Net income	$1,488,654	$619,250

Basic income per common share	$0.05	$0.02

Diluted income per common share	$0.04	$0.02

Weighted average common shares outstanding:
Basic	28,210,280	28,210,075

Diluted	33,507,206	29,488,687

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2007 and 2006

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Unearned Stock Compensation	Treasury Stock	Accumulated Deficit	Total Stock-holders’ Equity
	Number of Shares Outstanding	Par Value	Number of Shares Outstanding	Par Value
Balances, December 31, 2005	125,000	$13	28,210,075	$2,822	$8,901,866	$(218,654)	$(10,884)	$(5,700,082)	$2,975,081
Preferred stock dividend	—	—	—	—	—	—	—	(23,376)	(23,376)
Issuance of options – employees	—	—	—	—	363,017	(363,017)	—	—	—
Issuance of options – non-employees	—	—	—	—	114,241	(114,241)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(72,489)	211,649	—	—	139,160
Net income/(loss)	—	—	—	—	—	—	—	619,250	619,250

Balances, December 31, 2006	125,000	$13	28,210,075	$2,822	$9,306,635	$(484,263)	$(10,884)	$(5,104,208)	$3,710,115
Preferred stock dividend	—	—	—	—	—	—	—	(15,000)	(15,000)
Issuance of options – employees	—	—	—	—	623,320	(623,320)	—	—	—
Issuance of options – non-employees	—	—	—	—	236,240	(236,240)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(90,354)	359,841	—	—	269,487
Exercise of options	—	—	25,000	3	12,497	—	—	—	12,500
Net income/(loss)	—	—	—	—	—	—	—	1,488,654	1,488,654

Balances, December 31, 2007	125,000	$13	28,235,075	$2,825	$10,088,338	$(983,982)	$(10,884)	$(3,630,554)	$5,465,756

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net income	$1,488,654	$619,250
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	55,142	35,708
Stock-based compensation	269,487	139,160
Amortization of customer list and imputed interest	179,903	189,502
Other income	—	(79,256)
Changes in:
Deposit held at clearing broker	(1,201)	(1,094)
Commission receivable	216,811	(540,970)
Other receivables	28,073	(20,284)
Prepaid expenses	(199,734)	(43,580)
Securities owned	(14,053)	1,317
Accounts payable and accrued expenses	189,404	(215,333)
Accrued commissions expense	(504,684)	991,410

Net cash provided by operating activities	1,707,802	1,075,830

Cash flows from investing activities
Purchase of property and equipment	(85,576)	(75,196)

Cash flows from financing activities
Dividends paid – preferred stock	(15,000)	(23,376)
Proceeds from exercise of stock options	12,500	—
Escrowed funds for share repurchase	(675,000)	—
Payments on debt obligation	—	(541,625)

Net cash used in financing activities	(677,500)	(565,001)

Net increase in cash and cash equivalents	944,726	435,633
Cash and cash equivalents at beginning of year	3,883,880	3,448,247

Cash and cash equivalents at end of year	$4,828,606	$3,883,880

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—Summit Financial Services Group, Inc. (“SFSG”) is a holding company whose principal operating subsidiary is Summit Brokerage Services, Inc. (“SBS”). Through its network of approximately 115 independent branch offices, as well as its one company-owned office, SBS provides a wide range of financial products and services to clients across the country. SBS is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of the Financial Industry Regulatory Authority (“FINRA”) (f/k/a NASD), the Securities Investor Protection Corporation, the Municipal Securities Rulemaking Board and the National Futures Association.

CONSOLIDATION POLICY—The accompanying consolidated financial statements include the accounts of the SFSG and its subsidiaries (collectively, the “Company’). SFSG’s primary subsidiary is Summit Brokerage Services, Inc., (a FINRA member firm) and its wholly owned subsidiaries Summit Financial Group, Inc. (a registered investment advisor), SBS Insurance Agency of Florida, Inc. (an insurance business) and its wholly owned subsidiaries, and Summit Holding Group, Inc. (a holding company). Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS—The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

DEPOSIT HELD AT CLEARING BROKER—The Company has an interest-bearing reserve deposit with its clearing broker. The clearing broker requires deposits of all introducing brokers for whom they transact business.

COMMISSIONS RECEIVABLE—Based upon past experience and a review of the individual accounts, management believes the commissions receivable as of December 31, 2007 are fully collectible; accordingly, no allowance has been recorded.

SECURITIES OWNED, AT FAIR VALUE— Securities owned are valued at estimated fair value, as determined by management. The resulting differences between cost and estimated fair value are included in the consolidated statement of income.

PROPERTY AND EQUIPMENT—Property and equipment is stated at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized over the estimated remaining term of the related leases.

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

STOCK OPTIONS—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The amortization of earned stock expense related to issuances to employees is included in the accompanying consolidated statements of income under the caption “Employee Compensation and Benefits”, while the amortization of earned stock expense related to issuances to non-employees is included under the caption “Other Operating Expenses.” (See Note 8.)

INCOME PER SHARE—Basic income per share for the years ended December 31, 2007 and 2006 has been computed by dividing net income (less preferred dividends of $15,000 and $23,376 in 2007 and 2006, respectively) by the weighted average number of common shares outstanding. For the years ended December 31, 2007 and 2006, the following table reflects the effect of dilutive options and warrants and convertible preferred stock on basic and diluted earnings per share (“EPS”).

	2007			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,488,654			$619,250
Less: preferred stock dividends	(15,000)			(23,376)

Income available to common shareholders	$1,473,654	28,210,280	$0.05	$595,874	28,210,075	$0.02
Effect of dilutive securities	—	5,296,926		—	1,278,612

Diluted EPS
Income available to common shareholders plus assumed conversions	$1,473,654	33,507,206	$0.04	$595,874	29,488,687	$0.02

The number of potentially anti-dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2007 and 2006, totaled 6,735,627 and 10,187,716, respectively.

NEW ACCOUNTING STANDARDS—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, as it related to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures on fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159.

ESTIMATES—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates by management include the determination of the amounts to accrue with respect to certain litigation, the ultimate outcome of which is not determinable until such litigation has been settled, the valuation of intangible assets and stock-based compensation. Actual results could differ from those estimates.

RECLASSIFICATIONS—Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for 2006.

NOTE 2—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Computer systems and software	$210,981
Equipment and furniture	52,398
Leaseholds	7,231

Total	270,610
Less: accumulated depreciation	(134,870)

Total property and equipment, net	$135,740

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2007:

Accounts payable	$83,959
Accrued expenses and other accrued liabilities	807,378
Accrued wages and other	309,152

$1,200,489

NOTE 4—GOODWILL AND CUSTOMER LIST

On January 2, 2003, the Company acquired, in an asset purchase agreement, a branch office from Wachovia (the “Branch”). The purchase price was approximately $1,856,000, payable to Wachovia over four years. The purchase price was being paid by SBS in periodic payments over the four-year period commencing January 2003. The continuous employment of all of the representatives was not guaranteed; however, for certain representatives who did not maintain employment with the Company through the period ending January 2, 2005, a pro-rata adjustment was made to the purchase price.

Based upon management’s estimates, the original purchase price, including transaction costs, has been allocated as follows: Customer list—$1,142,000; Goodwill—$532,000; Equipment—$6,000; imputed interest—$176,000. Customer list is being amortized over its estimated beneficial life of six years. Amortization of customer list for the year ended December 31, 2007 was approximately $180,000. As of December 31, 2006, SBS had satisfied in full its obligation to Wachovia with respect to the purchase price of the Branch.

Future amortization of customer list is approximately as follows:

Year Ending December 31,	Amount
2008	$180,000

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” the customer list and goodwill are reviewed for impairment, with the Company recording such adjustments, if any, that are deemed appropriate. No such impairment expense was recorded in 2007 or 2006.

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

NOTE 6—PREFERRED STOCK

On March 27, 2002 the Company amended its Articles of Incorporation to designate 150,000 shares as Series A Convertible Preferred Stock from its 5,000,000 authorized shares of “blank check” preferred stock, par value $0.0001 per share. During the year ended December 31, 2001, the Company issued 125,000 shares of 12%, cumulative Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $125,000. The number of shares of common stock which may be issued in respect of the shares of Series A Preferred Stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A Preferred Stock being converted multiplied by 115% of the subscription price of $1.00 per Series A Preferred share, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the Series A Preferred Stock were converted as of December 31, 2007 was 143,750. All such Series A Preferred Stock is non-voting stock. The holders of Series A Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During 2007, we paid a total of $15,000 in cash dividends and reflected, as of December 31, 2007, accrued dividends of $17,376. During 2006, we paid a total of $23,376 in cash dividends. As of December 31, 2007, undeclared dividends in arrears approximated $23,000. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of Series A Preferred Stock. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7—TREASURY STOCK

Treasury stock is reflected at cost, and consists of 14,912 shares of common stock at December 31, 2007 and 2006.

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

During 2007 and 2006, the Company issued, in the aggregate, options to non-employees entitling the holders thereof to purchase up to 809,172 and 994,458 shares, respectively, with a fair market value of approximately $236,000 and $114,000, respectively. As a result of these issuances, as well as issuances prior to 2007 and 2006, the Company recognized an expense equal to approximately $96,000 in 2007 and $111,000 in 2006. During 2007 and 2006, the Company issued options to employees entitling the holders thereof to purchase up to 2,711,036 and 1,620,515 shares, respectively, which issuances were recorded at their fair market value of approximately $623,000 and $363,017, respectively. For the years ended December 31, 2007 and 2006, the Company recognized an expense equal to approximately $210,000 and $56,000, respectively, related to the amortization of unearned stock-based compensation to employees. During 2006, the Company extended the term of certain of its outstanding warrants by a period of two years, resulting in an additional expense of approximately $11,000 related to those warrants held by non-employees and $26,000 related to those warrants held by employees.

Certain non-employees and employees discontinued providing services or employment with the Company for which unearned compensation was being expensed. The Company’s policy states that, in general, upon disengagement with the Company (for reasons other than cause), all vested options must be exercised within 90 days or the options become forfeited. If the options are forfeited for which expense has been previously recorded, the Company recaptures the expense in the current period. For the years ended December 31, 2007 and 2006, options covering 750,950 and 205,047 shares, respectively, were forfeited and approximately $18,000 and $8,000, respectively, of amortization expense was recaptured for non-employees. For the years ended December 31, 2007 and 2006, options covering 257,907 and 270,064 shares, respectively, were forfeited and approximately $18,000 and $57,000, respectively, of amortization expense was recaptured for employees.

As of December 31, 2007, there was $983,982 of total unrecognized stock-based compensation cost. This cost is expected to be recognized over a weighted average period of 1.9 years.

Stock option activity during 2006 and 2007 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	12,928,029	$0.35
Granted	2,614,973	$0.39
Forfeited	(475,111)	$0.48

Outstanding at December 31, 2006	15,067,891	$0.36
Granted	3,520,208	$0.52
Forfeited	(1,008,857)	$0.44
Exercised	(25,000)	$0.50

Outstanding at December 31, 2007	17,554,242	$0.39

For purposes of calculating the number of shares covered by options outstanding as of December 31, 2007, the Company has included an option to purchase 500,000 shares expiring on December 31, 2007. Pursuant to an agreement entered into between the Company and the option holder (the “Holder”) on December 12, 2007, the option, together with shares of common stock held by the Holder, were to be returned to the Company in exchange for a cash payment. Such option was not returned to the Company until January 2008. (See Note 13).

The weighted average fair value of options granted for 2007 was $0.24 per option.

The range of exercise prices for options outstanding at December 31, 2007 was $0.10 to $2.50. The following table summarizes information about options outstanding at December 31, 2007:

	Outstanding Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10 - $0.30	7,523,185	4.0	$0.24
$0.32 - $0.40	4,489,038	5.9	$0.35
$0.42 - $0.45	2,300,230	4.4	$0.48
$0.51 - $0.60	1,028,822	2.1	$0.60
$0.65 - $0.70	1,949,253	5.3	$0.70
$0.75 - $0.80	170,896	4.8	$0.76
$1.00 - $2.50	92,818	2.8	$1.61

	17,554,242	4.6	$0.39

	Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price
$0.10 - $0.30	7,086,742	$0.24
$0.32 - $0.40	2,166,665	$0.37
$0.42 - $0.45	1,677,018	$0.47
$0.51 - $0.60	1,028,822	$0.60
$0.65 - $0.70	160,000	$0.70
$0.75 - $0.80	140,896	$0.77
$1.00 - $2.50	92,818	$1.61

	12,352,961	$0.35

As of December 31, 2007, the aggregate intrinsic value of vested and exercisable options was approximately $4.45 million, based on a year-end closing price for the Company’s common stock of $.70 per share.

During 2003, the Company issued warrants entitling the holders thereof to acquire up to 1,478,000 shares of common stock at a price of $.30 per share. These warrants are exercisable for a period of five years and have expiration dates ranging from March 18, 2008 to April 11, 2008. During 2006, the Company agreed to extend the term of warrants covering 838,000 shares of common stock by two years, with expiration dates now ranging from March 18, 2010 to April 11, 2010. As of December 31, 2007, warrants entitling the holders thereof to acquire up to 1,428,000 shares of common stock were outstanding, of which warrants entitling the holders thereof to acquire up to 808,000 shares of common stock had been extended by two years.

For purposes of valuing options in accordance with FAS No. 123(R), the Company uses the Black-Scholes option pricing model. For the year ended December 31, 2007, the following assumptions have been utilized:

2007
Expected life (in years)	1.0 - 10.0
Risk-free interest rate	3.45% - 6.00%
Volatility	37% - 42%
Dividend yield	0.0%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases office space under four operating leases. Under these leases, the Company occupies approximately 14,300 square feet of office space in five suites within the same building in Boca Raton, Florida. The Company entered into two of these long-term leases for space totaling approximately 6,300 square feet. These leases both commenced on February 1, 2004 and expire on January 31, 2009. On May 1, 2006, the Company entered into another long-term lease for approximately 600 square feet, which lease expires on January 31, 2009. These leases provide for monthly base rent totaling approximately $11,000, plus the Company’s pro-rata share of common area expenses.

On March 22, 2005, the Company entered into an additional long-term lease for space totaling approximately 7,400 square feet. The lease, which commenced on February 1, 2005 and expires on January 31, 2010, provides for monthly base rent in the amount of approximately $13,000, plus the Company’s pro-rata share of common area expenses, as well as management fees. The lease allows for a remodeling allowance of $38,850, which has been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit is being amortized over the term of the lease as a reduction to the amount of rent expense.

The Company also leases certain equipment under an operating lease, which lease provides for minimum monthly payments of approximately $1,600 through June 2008.

The approximate minimum rent payments due under the Company’s five non-cancellable operating leases (based only on the base rent, without regard to the Company’s share of common areas and other expenses) are as follows:

Year	Amount
2008	$307,000
2009	$178,000
2010	$14,000

Total rent expense, including month-to-month leases for the year ended December 31, 2007 was approximately $572,000.

Legal Proceedings

The Company is a party to various regulatory and legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses that could result from these matters. Management believes that the range of potential net losses resulting from these proceedings in excess of the accrued amount, if any, will not be material to the Company’s financial position or results of operations.

The Company is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including FINRA, the United States Securities and Exchange Commission and the various securities commissions of the states and jurisdictions in which it operates. As part of the regulatory process, the Company is subject to routine examinations, the purpose of which is to determine the Company’s compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the Company has violated certain of these rules and regulations. Where possible, the Company endeavors to correct such asserted violations. In certain circumstances, and depending on the nature and extent of the violations, the Company may be subject to disciplinary action, including fines. In December 2006, the Company entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with FINRA, whereby the Company neither admitted nor denied certain allegations with respect to regulatory compliance matters by FINRA, and consented to a censure and the payment of a $25,000 fine. The terms of the AWC should not have an adverse effect on the Company’s ability to execute its business strategy.

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

Other

Included in the Company’s clearing agreement with its clearing broker is an indemnification clause. This clause relates to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing broker to the extent of the net loss on the unsettled trade. At December 31, 2007, management of the Company had not been notified by the clearing broker, nor were they otherwise aware, of any potential losses relating to this indemnification.

In connection with the execution of employment agreements with, and the related issuance of stock options to, the Company’s Chief Executive Officer, the Company has agreed to pay the income tax liability incurred by the Chief Executive Officer upon the exercise of such stock options. The Company’s obligation to pay such tax, however, shall not exceed the amount of the tax benefit the Company receives as a direct result of the Chief Executive Officer’s exercise of the stock options or any portion thereof. No options were exercised by the Chief Executive Officer during either 2006 or 2007.

NOTE 10—INCOME TAXES

Due to the utilization of net operating losses and the establishment of a valuation allowance, the Company has not provided for either federal or state income taxes for the years ended December 31, 2007 or 2006, other than an accrual related to the federal alternative minimum tax of approximately $30,000 and $6,000, respectively.

The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. As of December 31, 2007, the Company recognized a deferred tax asset of approximately $798,000, the significant components of which are as follows:

Amount
Net operating losses	$113,000
Amortization of stock-based compensation	388,000
Amortization of customer list and goodwill	157,000
Allowances and other items	140,000

$798,000

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance equal to the amount of the deferred tax asset. The valuation allowance decreased by approximately $727,000 during the year ended December 31, 2007, and increased by approximately $568,000 during the year ended December 31, 2006.

As of December 31, 2007, the Company has net operating loss carryforwards of approximately $300,000 for federal and state income tax purposes. These loss carryforwards expire in various years through 2024.

The Company’s effective tax rate differs from the statutory federal income tax rate due to the following:

	December 31, 2007	December 31, 2006
Tax at statutory rate	34%	34%
Increase (decrease) resulting from:
Effect of state income tax	3%	3%
Effect of non-deductible expenses	2%	4%
Effect of utilization of net operating loss carryforward	(-39)%	(41)%
Effect of federal alternative minimum tax	2%

Effective tax rate	2%	—

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

At December 31, 2007, SBS had net capital of approximately $2.1 million and its aggregate indebtedness to net capital ratio was 1.27 to 1 as computed under SEC Rule 15c-3-1.

NOTE 13—SUBSEQUENT EVENTS

On December 12, 2007, SBS entered into a Mediation Settlement Agreement (“Agreement”) with Richard Parker (“Parker”), SBS’s former Vice Chairman and President and a principal shareholder of the Company. In accordance with the terms of the Agreement, all disputes relating to the litigation styled Summit Brokerage Services, Inc. v. Richard Parker (the “Suit”), which the Company commenced on August 18, 2003 in Palm Beach County, Florida, were resolved, subject to the fulfillment of certain conditions specified in the Agreement. The Agreement requires Parker to relinquish all security interest he has in the Company, totaling 3,421,927 shares of our Common Stock (including 500,000 shares to be acquired through the exercise of an option (the “Option”)). In exchange, the Company was obligated to, among other things, pay $675,000 to Mr. Parker on or before December 31, 2007. On December 31, 2007, the Company paid the $675,000 to Parker’s counsel, which amount was to be held in escrow pending the delivery by Parker of the shares and the Option. This amount is reflected in the consolidated statement of financial condition at December 31, 2007 as “deposit.” On January 3, 2008, Parker delivered to the Company 2,479,252 shares, together with the Option. Accordingly, Summit authorized the release of $587,687 from escrow, with the balance to be released upon the delivery by Parker of the remaining shares.

EXHIBIT INDEX

Number	Name
10.23	Fully Disclosed Clearing Agreement of First Clearing, LLC, dated October 26, 2007

10.24	Fully Disclosed Clearing Agreement of Pershing, LLC, dated March 19, 2008

14.1	Code of Ethics for the CEO and Senior Financial Officers

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002