Form 10-Q
period 2008-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2008-05-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No: 333-108818

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 12, 2008
Common Stock Par value $0.0001 per share	25,855,823

Transitional Small Business Disclosure Format    ☐   Yes    ☒  No

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis or Plan of Operation.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment, economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 (file no. 0-29337).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$4,774,373	$4,828,606
Deposit held at clearing broker	128,345	28,144
Commissions receivable	1,351,522	943,117
Other receivables, net	314,054	251,030
Securities owned, at fair value	14,138	23,290
Prepaid expenses	272,897	533,846
Property and equipment at cost, less accumulated depreciation of $152,676 and $134,870	142,890	135,740
Goodwill	500,714	500,714
Customer list, less accumulated amortization of $952,923 and $907,947	134,937	179,913
Deposit	87,313	675,000

TOTAL ASSETS	$7,721,183	$8,099,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$956,250	$1,200,489
Accrued commission expense	1,634,995	1,433,155

TOTAL LIABILITIES	2,591,245	2,633,644
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 25,870,735 issued and 25,855,823 outstanding at March 31, 2008; 28,249,987 issued and 28,235,075 outstanding at December 31, 2007	2,588	2,825
Additional paid-in capital	9,601,986	10,088,338
Unearned stock-based compensation	(881,726)	(983,982)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(3,582,039)	(3,630,554)

TOTAL STOCKHOLDERS’ EQUITY	5,129,938	5,465,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,721,183	$8,099,400

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$8,273,135	$8,823,087
Interest and dividends	340,171	267,337
Other	110,736	71,368

	8,724,042	9,161,792

EXPENSES
Commissions and clearing costs	6,820,669	7,291,962
Employee compensation and benefits	1,244,358	1,065,519
Occupancy and equipment	158,322	184,169
Communications	101,031	87,989
Legal, accounting and litigation costs	23,539	(21,459)
Depreciation and amortization	62,781	56,362
Other operating expenses	261,078	390,795

	8,671,778	9,055,337

INCOME BEFORE INCOME TAXES	52,264	106,455

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$52,264	$106,455

BASIC EARNINGS PER SHARE	$0.0019	$0.0038

DILUTED EARNINGS PER SHARE	$0.0016	$0.0035

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	25,866,754	28,210,075

DILUTED	31,194,112	30,036,568

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$52,264	$106,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	17,805	11,386
Stock based compensation, net	173,354	105,684
Amortization of customer list	44,976	44,976
Changes in:
Deposit held at clearing broker	(100,201)	(310)
Commissions receivable	(408,406)	(618,538)
Other receivables	(63,024)	(19,135)
Prepaid expenses and other	260,949	75,237
Securities owned	9,152	414
Accounts payable and accrued expenses	(244,238)	(231,587)
Accrued commission expense	201,842	356,608
Deposits	587,687	—

Net cash provided by (used in) operating activities	532,160	(168,810)

Cash flows from investing activities
Purchase of property and equipment	(24,956)	(14,345)

Net cash used by investing activities	(24,956)	(14,345)

Cash flows from financing activities
Purchase and retirement of common stock shares	(587,687)	—
Payment of preferred stock dividend	(3,750)	(3,000)
Proceeds from exercise of warrants	30,000	—

Net cash used by financing activities	(561,437)	(3,000)

Net decrease in cash and cash equivalents	(54,233)	(186,155)
Cash and cash equivalents at beginning of period	4,828,606	3,880,967

Cash and cash equivalents at end of period	$4,774,373	$3,694,812

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2008

NOTE 1—GENERAL

The condensed consolidated financial statements for the three-month periods ended March 31, 2008 and March 31, 2007 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis or Plan of Operation”, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008.

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

As of March 31, 2008, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 18.0 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for approximately 12.9 million shares only, since the options and warrants for the remaining approximately 5.2 million shares are either non- or anti-dilutive.

Preferred stock dividends in arrears as of March 31, 2008 approximated $21,000.

Stock-Based Awards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS (Statement of Financial Accounting Standards) No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

During the three-month period ended March 31, 2008 the Company issued, in the aggregate, options to employees with a fair market value of approximately $81,200. The Company did not issue any options to non-employees. During the same period, the Company recognized net amortization expense of approximately $141,000 and $32,000 of expense related to the issuance in the current and prior periods of options to employees and non-employees, respectively. During the three-month period ended March 31, 2007, the Company issued, in the aggregate, options to employees with a fair market value of approximately $307,000. The Company did not issue any options to non-employees. During the same period, the Company recognized net amortization expense of approximately $80,000 and $26,000 of expense related to the issuance in the current and prior periods of options to employees and non-employees, respectively.

On December 12, 2007, SBS (as defined below) entered into a Mediation Settlement Agreement (“Agreement”) with Richard Parker (“Parker”), SBS’s former Vice Chairman and President and a principal shareholder of the Company. In accordance with the terms of the Agreement, all disputes relating to the litigation styled Summit Brokerage Services, Inc. v. Richard Parker (the “Suit”), which the Company commenced on August 18, 2003 in Palm Beach County, Florida, were resolved, subject to the fulfillment of certain conditions specified in the Agreement. The Agreement requires Parker to relinquish all security interest he has in the Company, totaling 3,421,927 shares of our Common Stock (including 500,000 shares to be acquired through the exercise of an option (the “Option”)). In exchange, the Company was obligated to, among other things, pay $675,000 to Mr. Parker on or before December 31, 2007. On December 31, 2007, the Company paid the $675,000 to Parker’s counsel, which amount was to be held in escrow pending the delivery by Parker of the shares and the Option. On January 3, 2008, Parker delivered to the Company 2,479,252 shares, together with the Option. Accordingly, Summit authorized the release of $587,687 from escrow, with the balance, or $87,313, to be released upon the delivery by Parker of the remaining shares. This amount is reflected in the consolidated statement of financial condition at December 31, 2007 as “deposit.” All of the shares acquired, or to be acquired, by the Company from Parker were retired.

NOTE 3—INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the three months ended March 31, 2008 of approximately $54,000, fully offset by the use of an equal portion of the Company’s net operating loss carryforward.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2008, Summit Brokerage had net capital of approximately $2.55 million, which was $2.30 million in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.02 to 1 at March 31, 2008.

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

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month periods ended March 31, 2008 and 2007 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of April 30, 2008, we had approximately 215 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, our approximately 115 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%—90%.

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

Summit Brokerage is a fully-disclosed broker dealer, and therefore relies on its clearing firms to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Additionally, because the clearing firms provide us with access to many other financial products and services that we would not otherwise be able to offer, we are able to provide our clients with products and services comparable to much larger brokerage firms. In exchange for providing these services, the clearing firm typically charges us a fee every time they effect a transaction on behalf of the firm or its clients. We have clearing arrangements with First Clearing, LLC (a subsidiary of Wachovia Corporation) and Pershing LLC (an affiliate of the Bank of New York Mellon).

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

For the three month period ended March 31, 2008, the Company’s revenues declined over those levels reported for the comparable period of 2007. We believe that this decline was due to a lack of investor confidence during the period, including as a result of the problems experienced by Bear Stearns & Co., Inc. as well as in the housing market and rising gas prices. For the balance of 2008, we believe general market conditions, and therefore investor confidence, will be impacted by a number of factors, including concern over the viability of some of the nation’s largest financial services firms, declining real estate values (and the resulting problems with mortgage-backed securities related thereto), as well as a possible recession. Furthermore, investor confidence may be eroded by a tightening of liquidity in the capital markets and concern over the necessity of government intervention in providing stability in the marketplace. Reductions in investor confidence will negatively impact our revenues and earnings. As we continue to grow, we may also have increases in expenses related to, among other things, marketing and recruiting, personnel, office space, and the amortization of forgivable loans provided to newly recruited financial advisors. There is no assurance that any increased revenue from growth will be sufficient to offset increased expenses. Furthermore, the Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, we cannot predict with certainty our revenues and net income (or losses) in any particular period. Furthermore, the results for any period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

In addition to declining revenues for the period, we also experienced a decline in earnings. This decline was primarily due to a decrease in gross margin (resulting from a decrease in revenues), as well as an increase in certain operating costs, which amounts were only partially offset by an increase in interest and dividends and other income. Furthermore, we may continue to have increases in expenses such as increased personnel and infrastructure costs.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended March 31, 2008 (the “2008 Quarter”) and the comparable period in the prior year (the “2007 Quarter”).

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Revenue:

Commission revenue of $8.27 million for the 2008 Quarter represents a decrease of $.55 million, or 6%, when compared to commission revenue of $8.82 million for the 2007 Quarter. We believe the main factor contributing to this decline was a lack of investor confidence in the financial markets during the 2008 Quarter.

In any quarter, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, including those affected by changes in interest rates, such as fixed income securities. Additionally, during any quarter, we may add or lose a significant number of registered representatives who focus primarily on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Expenses:

Commissions and clearing costs decreased to $6.82 million during the 2008 Quarter, which represents a decrease of $.47 million, or 6%, from the $7.29 million reported for the 2007 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, remained approximately the same at 82.5% for both the 2008 Quarter and the 2007 Quarter. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Branch. As a result, on a prospective basis, we would expect commissions and clearing costs, as a percentage of commission revenue, to continue to increase as we recruit more independent financial advisors.

Employee compensation and benefits increased by approximately $.18 million to approximately $1.24 million during the 2008 Quarter, or an approximate increase of 17% when compared with the approximately $1.07 million reported for the 2007 Quarter. This increase was due primarily to an increase in management and other employee salaries and employment-related costs, as well as the addition of new employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2008 Quarter, we recognized a net expense of approximately $141,000 related to the amortization of unearned stock compensation. For the 2007 Quarter, we recognized a net expense of approximately $80,000 related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2008 Quarter decreased by approximately $26,000, to approximately $158,000, or an approximate decrease of 14% when compared with the approximately $184,000 reported for the 2007 Quarter. Although the Company’s recurring occupancy costs were higher in the 2008 Quarter, results for the 2007 Quarter were negatively impacted by an assessment from the Company’s landlord during that period of approximately $45,000 over and above the Company’s recurring monthly rent expense. There was no corresponding charge in the 2008 Quarter.

Legal, accounting and litigation costs increased by approximately $45,000 to approximately $24,000 during the 2008 Quarter, compared to approximately ($21,000) reported for the 2007 Quarter. This decrease is largely attributable to an increase in arbitration-related costs, as well as an increase in fees paid to our accountants.

Communications costs increased by approximately $13,000, or 15%, to approximately $101,000 in the 2008 Quarter in comparison to $88,000 in the 2007 Quarter. The increase in communications costs between the 2008 Quarter and the 2007 Quarter is due primarily to an increase in certain technology infrastructure costs.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expenses decreased by approximately $130,000, or 33%, to approximately $261,000 during the 2008 Quarter versus approximately $391,000 for the 2007 Quarter. This decrease is mainly associated with a decline in business development and financial advisor-related costs in the 2008 Quarter when compared to the 2007 Quarter. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2008 Quarter, we recognized a net expense of approximately $32,000 related to the amortization of unearned stock compensation. For the 2007 Quarter, we recognized a net expense of approximately $26,000 related to the amortization of unearned stock compensation.

Net Income:

For the 2008 Quarter, we generated net income of approximately $52,000, or $0.0019 per basic and $0.0016 per diluted share, as compared to the net income reported for the 2007 Quarter of approximately $106,000, or $0.0038 per basic and $0.0035 per diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $532,000 during the 2008 Quarter, compared to net cash used of approximately $169,000 for the 2007 Quarter. Cash provided by, or used in, operating activities for any period includes net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. For the 2008 Quarter, cash flows from operating activities were positively impacted by non-cash stock-based compensation of approximately $173,000, versus approximately $106,000 during the 2007 Quarter. Cash provided by operating activities also improved as a result of the net change in certain balance sheet accounts. For the 2008 Quarter, the net change in these balance sheet accounts resulted in an increase in cash provided by operating activities of approximately $240,000, versus a decrease in cash providing by operating activities of approximately $437,000 for the 2007 Quarter.

Cash and cash equivalents decreased during the 2008 Quarter by approximately $54,000 to approximately $4,774,000 at March 31, 2008 from approximately $4,828,000 at December 31, 2007. This decrease was due almost entirely to the repurchase, for approximately $587,000, of our common stock, which amount was offset by the increase in cash from operating activities of approximately $532,000.

During the 2008 Quarter, we purchased approximately $25,000 of property and equipment, which amount was $11,000 less than the approximately $14,000 purchased during the 2007 Quarter. We do not project material capital expenditures over the next twelve months.

Financing activities used cash of $561,000 during the 2008 Quarter, which was comprised primarily of the purchase (approximately $588,000) by the Company of the common stock (and a stock option) held by a former officer and shareholder. During the 2008 Quarter, the Company also received $30,000 in proceeds from the exercise of a common stock warrant.

Inflation. Inflation has not been a major factor in our business since inception.

Item 4.	Controls and Procedures

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

In March 2008, the Company issued an aggregate 100,000 shares of its common stock to one person upon such person’s exercise of a like number of outstanding common stock warrants at an exercise price of $.30 per share. The shares of common stock were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended afforded by Section 4(2) of such Act.

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

Date: May 15, 2008	Summit Financial Services Group, Inc.
(Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2008	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.