Form 10-Q
period 2008-06-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2008-08-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 12, 2008
Common Stock Par value $0.0001 per share	25,857,570

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate any acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment, economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 (file no. 0-29337).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$4,804,101	$4,828,606
Deposits held at clearing brokers	128,463	28,144
Commissions receivable	1,408,064	943,117
Other receivables, net	325,701	251,030
Securities owned, at fair value	9,333	23,290
Prepaid expenses	222,773	533,846
Property and equipment at cost, less accumulated depreciation of $174,358 and $134,870	146,644	135,740
Goodwill	500,714	500,714
Customer list, less accumulated amortization of $997,899 and $907,947	89,961	179,913
Deposits	91,375	675,000

TOTAL ASSETS	$7,727,129	$8,099,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$912,494	$1,200,489
Accrued commission expense	1,443,745	1,433,155

TOTAL LIABILITIES	2,356,239	2,633,644
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 25,872,482 issued and 25,857,570 outstanding at June 30, 2008; 28,249,987 issued and 28,235,075 outstanding at December 31, 2007	2,588	2,825
Additional paid-in capital	9,606,330	10,088,338
Unearned stock-based compensation	(791,140)	(983,982)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(3,436,017)	(3,630,554)

TOTAL STOCKHOLDERS’ EQUITY	5,370,890	5,465,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,727,129	$8,099,400

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$8,168,257	$9,578,999
Interest and dividends	302,798	291,376
Other	95,166	87,420

	8,566,221	9,957,795

EXPENSES
Commissions and clearing costs	6,483,744	7,960,725
Employee compensation and benefits	1,184,231	971,838
Occupancy and equipment	159,563	140,059
Communications	115,373	89,353
Legal, accounting and litigation costs	(21,716)	109,813
Depreciation and amortization	66,658	57,463
Other operating expenses	323,028	255,821

	8,310,881	9,585,072

INCOME BEFORE INCOME TAXES	255,340	372,723

PROVISION FOR INCOME TAXES	105,567	—

NET INCOME	$149,773	$372,723

BASIC EARNINGS PER SHARE	$0.0056	$0.0131

DILUTED EARNINGS PER SHARE	$0.0048	$0.0118

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	25,852,457	28,210,075

DILUTED	30,255,719	31,168,182

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$16,452,827	$18,402,087
Interest and dividends	642,969	558,713
Other	194,468	158,787

	17,290,264	19,119,587

EXPENSES
Commissions and clearing costs	13,304,413	15,252,688
Employee compensation and benefits	2,428,589	2,037,358
Occupancy and equipment	317,885	324,229
Communications	216,404	177,339
Legal, accounting and litigation costs	1,823	88,354
Depreciation and amortization	129,439	113,825
Other operating expenses	578,347	646,615

	16,976,900	18,640,408

INCOME BEFORE INCOME TAXES	313,364	479,179

PROVISION FOR INCOME TAXES	111,327	—

NET INCOME	$202,037	$479,179

BASIC EARNINGS PER SHARE	$0.0075	$0.0167

DILUTED EARNINGS PER SHARE	$0.0062	$0.0154

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	25,854,140	28,210,075

DILUTED	31,353,832	30,681,502

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$202,037	$479,179
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	39,487	23,873
Stock based compensation, net	267,411	167,401
Amortization of customer list	89,952	114,731
Changes in:
Deposit held at clearing broker	(100,319)	(629)
Commissions receivable	(464,947)	(808,095)
Other receivables	(74,670)	8,839
Prepaid expenses and other	311,073	199,329
Securities owned	13,957	324
Accounts payable and accrued expenses	(287,995)	(132,338)
Accrued commission expense	10,589	161,872
Deposits	583,625	—

Net cash provided by operating activities	590,200	214,486

Cash flows from investing activities
Purchase of property and equipment	(50,392)	(27,287)

Net cash used by investing activities	(50,392)	(27,287)

Cash flows from financing activities
Purchase and retirement of common stock shares and options	(587,687)	—
Payment of preferred stock dividend	(7,500)	(7,500)
Proceeds from exercise of warrants	30,874	—

Net cash used by financing activities	(564,313)	(7,500)

Net increase (decrease) in cash and cash equivalents	(24,505)	179,699
Cash and cash equivalents at beginning of period	4,828,606	3,880,967

Cash and cash equivalents at end of period	$4,804,101	$4,060,666

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2008

NOTE 1—GENERAL

The condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2008 and June 30, 2007 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis or Plan of Operation”, contained in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008.

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

As of June 30, 2008, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 18.0 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share for the three-month period ended June 30, 2008, the Company has assumed the exercise of options and warrants for approximately 10.8 million shares only, since the options, warrants and shares issuable upon the conversion of the preferred stock for the remaining approximately 7.3 million shares are either non- or anti-dilutive. For purposes of computing diluted earnings per share for the six-month period ended June 30, 2008, the Company has assumed the exercise of options and warrants for approximately 11.8 million shares only, since the options, warrants and share issuable upon the conversion of the preferred stock for the remaining approximately 6.3 million shares are either non- or anti-dilutive.

Preferred stock dividends in arrears as of June 30, 2008 approximated $22,000.

Stock-Based Awards

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

During the three- and six-month periods ended June 30, 2008 the Company issued, in the aggregate, options to employees with a fair market value of approximately $10,000 and $81,000, respectively. During both the three- and six-month periods ended June 30, 2008 the Company issued, in the aggregate, options to non-employees with a fair market value of approximately $1,000. During the same periods, the Company recognized net amortization expense of approximately $61,000 and $202,000, respectively, of expense related to the issuance in the current and prior periods of options to employees, as well as net amortization expense of approximately $33,000 and $65,000, respectively, of expense related to the issuance in the current and prior period of options to non-employees.

On December 12, 2007, Summit Brokerage Services, Inc. (“SBS”) entered into a Mediation Settlement Agreement (“Agreement”) with Richard Parker (“Parker”), SBS’s former Vice Chairman and President and a principal shareholder of the Company. In accordance with the terms of the Agreement, all disputes relating to the litigation styled Summit Brokerage Services, Inc. v. Richard Parker (the “Suit”), which the Company commenced on August 18, 2003 in Palm Beach County, Florida, were resolved, subject to the fulfillment of certain conditions specified in the Agreement. The Agreement required Parker to relinquish all security interest he had in the Company, totaling 3,421,927 shares of our Common Stock (including 500,000 shares to be acquired through the exercise of an option (the “Option”)). In exchange, the Company was obligated to, among other things, pay $675,000 to Mr. Parker on or before December 31, 2007. On December 31, 2007, the Company paid the $675,000 to Parker’s counsel, which amount was to be held in escrow pending the delivery by Parker of the shares and the Option. On January 3, 2008, Parker delivered to the Company 2,479,252 shares, together with the Option. Accordingly, Summit authorized the release of $587,687 from escrow, with the balance, or $87,313, to be released upon the delivery by Parker of the remaining shares. This amount is reflected in the consolidated statement of financial condition at June 30, 2008 as “deposit.” All of the shares acquired, or to be acquired, by the Company from Parker were retired.

NOTE 3—INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the three months and six months ended June 30, 2008 of approximately $105,000 and $111,000 respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2008.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2008, Summit Brokerage had net capital of approximately $2.88 million, which was $2.63 million in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was .82 to 1 at June 30, 2008.

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

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and six-month periods ended June 30, 2008 and 2007 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of July 31, 2008, we had approximately 230 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, our approximately 120 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%—90%.

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

For the three-month and six-month periods ended June 30, 2008, the Company’s revenues declined over those levels reported for the comparable periods of 2007. We believe that this decline was due to a lack of investor confidence and market volatility during both the three- and six-month periods, including as a result of the problems experienced by some of the country’s largest financial institutions (including Bear Stearns & Co., Inc. and IndyMac Bank, F.S.B.) as well as in the housing market and rising gas prices. For the balance of 2008, we believe general market conditions, and therefore investor confidence, will continue to be negatively impacted by a number of factors, including concern over the viability of some of the nation’s largest financial services firms, declining real estate values (and the resulting problems with mortgage-backed securities related thereto), rising consumer prices, and a possible recession. Furthermore, investor confidence may be eroded by a tightening of liquidity in the capital markets and concern over the necessity of government intervention in providing stability in the marketplace. Reductions in investor confidence will negatively impact our revenues and earnings. As we continue to grow, we may have increases in expenses related to, among other things, marketing and recruiting, personnel, office space, and the amortization of forgivable loans provided to newly recruited financial advisors. There is no assurance that any increased revenue from growth will be sufficient to offset increased expenses. Furthermore, the Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, we cannot predict with certainty our revenues and net income (or losses) in any particular period. Furthermore, the results for any period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

In addition to declining revenues for both the three- and six-month periods, we also experienced declining earnings. These declines in earnings were largely attributable to an increase in certain operating costs, primarily employee costs and benefits, which increase was only partially offset by increases in income from interest and dividends, as well as from other income. Results for the three-month and six-month periods also benefited from the achievement of certain performance bonuses paid by one of Summit Brokerage’s clearing firms, as well as the settlement of certain litigation brought by the Company against one of its former insurance carriers.

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

Results of Operations

The following discussion relates to the results of operations for the three-month and six-month periods ended June 30, 2008 (the “2008 Quarter” and the “2008 Period”, respectively) and the comparable period in the prior year (the “2007 Quarter” and the “2007 Period”, respectively).

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

Revenue:

Commission revenue of $8.17 million for the 2008 Quarter represents a decrease of $1.41 million, or 15%, when compared to commission revenue of $9.58 million for the 2007 Quarter. We believe the main factor contributing to this decline was a lack of investor confidence in the financial markets during the 2008 Quarter.

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

Expenses:

Commissions and clearing costs decreased to $6.48 million during the 2008 Quarter, which represents a decrease of $1.48 million, or 19%, from the $7.96 million reported for the 2007 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, decreased to approximately 79.4% in the 2008 Quarter versus approximately 83.1% in the 2007 Quarter. This decline was due to principally to the achievement of certain performance bonuses paid by one of Summit Brokerage’s clearing firms, which amounts served to increase commission revenues while at the same time decreasing commissions and clearing costs. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Branch. As a result, on a prospective basis, we would expect commissions and clearing costs, as a percentage of commission revenue, to increase as we recruit more independent financial advisors.

Employee compensation and benefits increased by approximately $.21 million to approximately $1.18 million during the 2008 Quarter, or an approximate increase of 22% when compared with the approximately $.97 million reported for the 2007 Quarter. This increase was due primarily to an increase in management and other employee salaries and employment-related costs, as well as the addition of new employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2008 Quarter, we recognized a net expense of approximately $61,000 related to the amortization of unearned stock compensation. For the 2007 Quarter, we recognized a net expense of approximately $42,000 related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2008 Quarter increased by approximately $20,000, to approximately $160,000, or an approximate increase of 14% when compared with the approximately $140,000 reported for the 2007 Quarter. Although the Company’s recurring occupancy costs were higher in the 2008 Quarter, results for the 2007 Quarter were negatively impacted by an assessment from the Company’s landlord during that period of approximately $45,000 over and above the Company’s recurring monthly rent expense. There was no corresponding charge in the 2008 Quarter.

Communications costs increased by approximately $26,000, or 29%, to approximately $115,000 in the 2008 Quarter in comparison to $89,000 in the 2007 Quarter. The increase in communications costs between the 2008 Quarter and the 2007 Quarter is due primarily to an increase in certain technology infrastructure costs.

Legal, accounting and litigation costs decreased by approximately $132,000 to approximately ($22,000) during the 2008 Quarter, compared to approximately $110,000 reported for the 2007 Quarter. This decrease is largely attributable to the reimbursement of $50,000 in previously paid legal fees by the Company’s as part of a settlement with the Company’s insurance carrier.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $67,000, or 26%, to approximately $323,000 during the 2008 Quarter versus approximately $256,000 for the 2007 Quarter. Significant fluctuations in expenses when comparing the Quarters include an increase in business development and financial advisor-related costs, as well as increases in licensing and regulatory costs and advertising and promotion costs, which increases was only partially offset by a decrease in travel and related expenses. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2008 Quarter, we recognized a net expense of approximately $33,000 related to the amortization of unearned stock compensation. For the 2007 Quarter, we recognized a net expense of approximately $20,000 related to the amortization of unearned stock compensation.

For the 2008 Quarter, the Company recorded a tax provision of approximately $106,000. The Company did not record any tax provision for the 2007 Quarter as a result of the availability of net operating loss carryforwards.

Net Income:

For the 2008 Quarter, we generated net income of approximately $150,000, or $0.0056 per basic and $0.0048 per diluted share, as compared to the net income reported for the 2007 Quarter of approximately $373,000, or $0.0131 per basic and $0.0118 per diluted share.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Revenue:

Commission revenue of $16.45 million for the 2008 Period represents a decrease of $1.95 million, or 11%, when compared to commission revenue of $18.40 million for the 2007 Period. We believe the main factor contributing to this decline was a lack of investor confidence in the financial markets during the 2008 Period.

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

Expenses:

Commissions and clearing costs decreased to $13.30 million during the 2008 Period, which represents a decrease of $1.95 million, or 13%, from the $15.25 million reported for the 2007 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, decreased to approximately 80.9% in the 2008 Period versus approximately 82.9% in the 2007 Period. This decline was due to principally to the achievement of certain performance bonuses paid by one of Summit Brokerage’s clearing firms, which amounts served to increase commission revenues while at the same time decreasing commissions and clearing costs. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Branch. As a result, on a prospective basis, we would expect commissions and clearing costs, as a percentage of commission revenue, to increase as we recruit more independent financial advisors.

Employee compensation and benefits increased by approximately $.39 million to approximately $2.43 million during the 2008 Period, or an approximate increase of 19% when compared with the approximately $2.04 million reported for the 2007 Period. This increase was due primarily to an increase in management and other employee salaries and employment-related costs, as well as the addition of new employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2008 Period, we recognized a net expense of approximately $202,000 related to the amortization of unearned stock compensation. For the 2007 Period, we recognized a net expense of approximately $122,000 related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2008 Period decreased by approximately $6,000, to approximately $318,000, or an approximate decrease of 2% when compared with the approximately $324,000 reported for the 2007 Period. Although the Company’s recurring occupancy costs were higher in the 2008 Period, results for the 2007 Period were negatively impacted by an assessment from the Company’s landlord during that period of approximately $45,000 over and above the Company’s recurring monthly rent expense. There was no corresponding charge in the 2008 Period.

Communications costs increased by approximately $39,000, or 22%, to approximately $216,000 in the 2008 Period in comparison to $177,000 in the 2007 Period. The increase in communications costs between the 2008 Period and the 2007 Period is due primarily to an increase in certain technology infrastructure costs.

Legal, accounting and litigation costs decreased by approximately $86,000 to approximately $2,000 during the 2008 Period, compared to approximately $88,000 reported for the 2007 Period. This decrease is largely attributable to a decrease in the Company’s reserve for litigation, as well as the receipt of reimbursed legal fees in connection with an action brought by the Company against one of its insurance carriers. The decrease is also attributable to a decline in the Company’s reserve for litigation.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expenses decreased by approximately $69,000, or 11%, to approximately $578,000 during the 2008 Period versus approximately $647,000 for the 2007 Period. This decrease is mainly associated with a decline in business development and financial advisor-related costs in the 2008 Period when compared to the 2007 Period, as well as a decline in travel and related expenses, which declines were partially offset by an increase in advertising and promotion costs. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2008 Period, we recognized a net expense of approximately $65,000 related to the amortization of unearned stock compensation. For the 2007 Period, we recognized a net expense of approximately $46,000 related to the amortization of unearned stock compensation.

For the 2008 Period, the Company recorded a tax provision of approximately $111,000. The Company did not record any tax provision for the 2007 Period as a result of the availability of net operating loss carryforwards.

Net Income:

For the 2008 Period, we generated net income of approximately $202,000, or $0.0075 per basic and $0.0062 per diluted share, as compared to the net income reported for the 2007 Period of approximately $479,000, or $0.0167 per basic and $0.0154 per diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $590,000 during the 2008 Period, compared to net cash generated by operating activities of approximately $214,000 for the 2007 Period. Cash provided by, or used in, operating activities for any period includes net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. For the 2008 Period, cash flows from operating activities were positively impacted by non-cash stock-based compensation of approximately $267,000, versus approximately $167,000 during the 2007 Period. Cash provided by operating activities also improved as a result of the net change in certain balance sheet accounts. For the 2008 Period, the net change in these balance sheet accounts resulted in a decrease in cash provided by operating activities of approximately $60,000, versus a decrease in cash provided by operating activities of approximately $571,000 for the 2007 Period.

Cash and cash equivalents decreased by approximately $25,000 to approximately $4,804,000 at June 30, 2008 from approximately $4,829,000 at December 31, 2007. During the period, the Company repurchased, for approximately $588,000, common stock, which amount was offset by cash provided by operations in the amount of approximately $590,000.

During the 2008 Period, we purchased approximately $50,000 of property and equipment, which amount was $23,000 more than the approximately $27,000 purchased during the 2007 Period. We do not project material capital expenditures over the next twelve months.

Financing activities used cash of approximately $564,000 during the 2008 Period, which was comprised primarily of the release of approximately $588,000 of the $675,000 held in escrow related to the purchase by the Company of the common stock (and a stock option) held by a former officer and shareholder. During the 2008 Period, the Company also received $31,000 in proceeds from the exercise of a common stock warrant and a stock option.

Inflation. Inflation has not been a major factor in our business since inception.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June 2008, the Company issued an aggregate 1,747 shares of its common stock to one person upon such person’s exercise of a like number of outstanding common stock options at an exercise price of $.50 per share. The shares of common stock were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended afforded by Section 4(2) of such Act.

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

Date: August 14, 2008	Summit Financial Services Group, Inc.
(Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2008	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.