Form 10KSB/A
period 2007-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2008-08-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

333-108818

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the exhibits to this Annual Report on Form 10-KSB have been incorporated by reference to the Registrant’s Registration Statement on Form S-4, dated September 15, 2004, and to various periodic reports (Forms10-KSB, 10-QSB,and 8-K), publicly filed by the Registrant; and the registrant’s proxy statement, filed on November 24, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-KSB is being filed to include certain disclosure under Item 8A. of our Annual Report on Form 10-K.

Item 8A.	Controls and Procedures.

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of December 31, 2007 and had concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s subsidiaries.

Our management performed an assessment as of December 31, 2007 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 13.	Exhibits

A. Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB/A.

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

3