Form 10KSB/A
period 2007-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2008-09-08
CIK 1261436

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 2 to our Form 10-KSB is being filed to include certain disclosures under Item 8A. of our Annual Report on Form 10-KSB.

Item 8A.	Controls and Procedures.

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of December 31, 2007, and have concluded that the Company’s disclosure controls and procedures were not effective due to the Company’s failure to include in its Annual Report on Form 10-KSB, our management’s assessment of internal controls over financial reporting. Such disclosure was required due to changes in securities regulations applicable to the Company. As a result of such failure, we have taken measures to enhance the ability of our systems of disclosures controls and procedures to timely identify and respond to changes in securities filing regulations that are applicable to us. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 8, 2008

/s/ Steven C. Jacobs
Steven C. Jacobs
Executive Vice President and Chief Financial Officer
(principal financial officer) Date: September 8, 2008

3