Form 10-Q
period 2008-09-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2008-11-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No: 333-108818

SUMMIT FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	05-0577932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 North Federal Highway

Suite 310

Boca Raton, FL 33432

(561) 338-2800

(Address of principal executive offices)

(Zip Code)

(561) 338-2800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2008
Common Stock Par value $0.0001 per share	25,424,745

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate any acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment, economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2007 .

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$5,820,276	$4,828,606
Deposits held at clearing brokers	128,571	28,144
Commissions receivable	1,074,906	943,117
Other receivables, net	585,990	251,030
Securities owned, at fair value	9,609	23,290
Prepaid expenses	95,286	533,846
Property and equipment at cost, less accumulated depreciation of $197,053 and $134,870	159,406	135,740
Goodwill	500,714	500,714
Customer list, less accumulated amortization of $1,042,883 and $907,947	44,977	179,913
Deposits	7,862	675,000

TOTAL ASSETS	$8,427,597	$8,099,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,106,621	$1,200,489
Accrued commission expense	1,799,074	1,433,155

TOTAL LIABILITIES	2,905,695	2,633,644
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 25,439,657 issued and 25,424,745 outstanding at September 30, 2008; 28,249,987 issued and 28,235,075 outstanding at December 31, 2007	2,545	2,825
Additional paid-in capital	9,504,625	10,088,338
Unearned stock-based compensation	(685,671)	(983,982)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(3,288,726)	(3,630,554)

TOTAL STOCKHOLDERS’ EQUITY	5,521,902	5,465,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,427,597	$8,099,400

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$8,413,408	$8,623,899
Interest and dividends	317,767	304,424
Other	76,796	67,675

	8,807,971	8,995,998

EXPENSES
Commissions and clearing costs	6,833,635	7,030,297
Employee compensation and benefits	1,148,160	953,085
Occupancy and equipment	153,609	143,594
Communications	103,903	84,081
Legal, accounting and litigation costs	29,588	10,855
Depreciation and amortization	67,680	59,738
Other operating expenses	219,284	105,448

	8,555,859	8,387,098

INCOME BEFORE INCOME TAXES	252,112	608,900
PROVISION FOR INCOME TAXES	101,072	—

NET INCOME	$151,040	$608,900

BASIC EARNINGS PER SHARE	$0.0057	$0.0215

DILUTED EARNINGS PER SHARE	$0.0048	$0.0177

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	25,688,204	28,210,075

DILUTED	30,943,406	34,159,882

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$24,866,235	$27,025,985
Interest and dividends	960,736	863,137
Other	271,264	226,462

	26,098,235	28,115,584

EXPENSES
Commissions and clearing costs	20,138,048	22,282,985
Employee compensation and benefits	3,576,749	2,990,443
Occupancy and equipment	471,493	467,823
Communications	320,307	261,421
Legal, accounting and litigation costs	31,411	99,209
Depreciation and amortization	197,119	173,563
Other operating expenses	797,631	752,061

	25,532,758	27,027,505

INCOME BEFORE INCOME TAXES	565,477	1,088,079
PROVISION FOR INCOME TAXES	212,400	—

NET INCOME	$353,077	$1,088,079

BASIC EARNINGS PER SHARE	$0.0132	$0.0382

DILUTED EARNINGS PER SHARE	$0.0109	$0.0337

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	25,798,424	28,210,075

DILUTED	31,269,734	31,995,617

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$353,077	$1,088,079
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	62,183	38,635
Stock based compensation, net	356,495	215,691
Amortization of customer list	134,936	172,494
Changes in:
Deposit held at clearing broker	(100,427)	(923)
Commissions receivable	(131,789)	(472,403)
Other receivables	(334,960)	39,021
Prepaid expenses and other	438,560	281,450
Securities owned	13,681	(12,190)
Accounts payable and accrued expenses	(93,867)	(102,709)
Accrued commission expense	365,916	(267,171)
Deposits	667,138	—

Net cash provided by operating activities	1,730,943	979,974

Cash flows from investing activities
Purchase of property and equipment	(85,849)	(70,225)

Net cash used by investing activities	(85,849)	(70,225)

Cash flows from financing activities
Purchase and retirement of common stock shares and options	(673,048)	—
Payment of preferred stock dividend	(11,250)	(11,250)
Proceeds from exercise of warrants	30,874	—

Net cash used by financing activities	(653,424)	(11,250)

Net increase in cash and cash equivalents	991,670	898,499
Cash and cash equivalents at beginning of period	4,828,606	3,880,967

Cash and cash equivalents at end of period	$5,820,276	$4,779,466

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2008

NOTE 1—GENERAL

The condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis or Plan of Operation”, contained in the Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2007 for Summit Financial Services Group, Inc. (the “Company”). The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008.

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

As of September 30, 2008, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 17.8 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share for both the three-month and nine-month periods ended September 30, 2008, the Company has assumed the exercise of options and warrants for approximately 11.5 million shares only, since the options, warrants and shares issuable upon the conversion of the preferred stock for the remaining approximately 6.4 million shares are either non- or anti-dilutive.

Preferred stock dividends in arrears as of September 30, 2008 approximated $26,000.

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

During the three- and nine-month periods ended September 30, 2008 the Company issued, in the aggregate, options to employees with a fair market value of approximately $22,000 and $114,000, respectively. During both the three- and nine-month periods ended September 30, 2008 the Company issued, in the aggregate, options to non-employees with a fair market value of approximately $9,000 and $10,000, respectively. During the same periods, the Company recognized net amortization expense of approximately $55,000 and $257,000, respectively, of expense related to the issuance in the current and prior periods of options to employees, as well as net amortization expense of approximately $33,000 and $99,000, respectively, of expense related to the issuance in the current and prior period of options to non-employees.

On December 12, 2007, Summit Brokerage Services, Inc. (“SBS”) entered into a Mediation Settlement Agreement (“Agreement”) with Richard Parker (“Parker”), SBS’s former Vice Chairman and President and a principal shareholder of the Company. In accordance with the terms of the Agreement, all disputes relating to the litigation styled Summit Brokerage Services, Inc. v. Richard Parker (the “Suit”), which the Company commenced on August 18, 2003 in Palm Beach County, Florida, were resolved, subject to the fulfillment of certain conditions specified in the Agreement. The Agreement required Parker to relinquish all security interest he had in the Company, totaling 3,421,927 shares of our Common Stock (including 500,000 shares to be acquired through the exercise of an option (the “Option”)). In exchange, the Company was obligated to, among other things, pay $675,000 to Mr. Parker on or before December 31, 2007. On December 31, 2007, the Company paid the $675,000 to Parker’s counsel, which amount was to be held in escrow pending the delivery by Parker of the shares and the Option. On January 3, 2008, Parker delivered to the Company 2,479,252 shares, together with the Option. Accordingly, Summit authorized the release of $587,687 from escrow, with the balance, or $87,313, to be released upon the delivery by Parker of the remaining shares. On August 25, 2008, Parker delivered an additional 432,825 shares, and the Company authorized the release of $85,370. The remaining balance in the escrow account of approximately $1,900 was returned to the Company.

NOTE 3—INCOME TAXES

The Company’s provision for income taxes reflects an estimated income tax accrual for the three months and nine months ended September 30, 2008 of approximately $101,000 and $212,000 respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2008.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2008, Summit Brokerage had net capital of approximately $2.97 million, which was $2.72 million in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was .99 to 1 at September 30, 2008.

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

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and nine-month periods ended September 30, 2008 and 2007 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

Summit Financial Services Group, Inc. (“SFSG” or the “Company”) is a Florida-based financial services holding company that provides, through its Summit Brokerage Services, Inc. (“Summit Brokerage” or “SBS”) operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, primarily fixed and variable annuities and life insurance, under licenses held by its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary (or by SBSIA’s subsidiary entities). Summit Brokerage also provides, through its Securities and Exchange Commission (“SEC”) registered investment adviser subsidiary, Summit Financial Group, Inc. (“SFG”), asset management and investment advisory services.

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

As of October 31, 2008, we had approximately 235 registered representatives serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, our approximately 125 other branch offices are owned and operated by independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%—90%.

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

Our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of full-year results, or indicative of future results, and may vary significantly from period to period. Among other things, our financial results can be materially impacted by a number of factors, including the highly competitive market in which we operate, as well as general market conditions and volatility, which is often an expression of investor confidence. During periods of waning investor confidence, such as have been experienced in 2008, our operating results suffer because investors often elect to postpone their investment decisions. Factors affecting investor confidence, and therefore our results for 2008, include, but are not limited to, the significant decline and volatility in the major market indices (both in the United States and abroad), the problems faced by some of the country’s largest financial institutions, insurance companies and manufacturers (including Lehman Brothers Holdings Inc., Wachovia Corp., IndyMac Bank, F.S.B., Merrill Lynch, AIG, General Motors and Ford), the tightening of liquidity in the capital markets, declining real estate values and problems related thereto (including from credit default swaps), a general recession and concerns over the terms and ability of the federal government to successfully intervene in an effort to create stability in the markets, including the effects of the recently enacted bailout legislation. We believe that these factors may continue to erode investor confidence well into 2009 and possibly 2010 or later. Furthermore, because of the significant declines in the major market indices, investors have fewer dollars with which to invest. As a result, we believe that our financial results for not only 2008, but for the foreseeable future, may continue to be negatively impacted.

For the three-month and nine-month periods ended September 30, 2008, the Company’s revenues declined over those levels reported for the comparable periods of 2007. As previously stated, we believe that this decline was primarily due to a lack of investor confidence and market volatility during both the three- and nine-month periods. In addition to declining revenues for both the three- and nine-month periods, we also experienced declining earnings. These declines in earnings were largely attributable to an increase in certain operating costs, primarily employee costs and benefits, as well as a decline in gross commission revenues, which decline was only partially offset by increases in income from interest and dividends, as well as from other income. Results for the three-month period benefited from the inclusion of certain amounts paid to Summit Brokerage by one of its clearing firms, while results for the nine-month period also benefited from inclusion of performance bonuses also paid by one of our clearing firms, as well as the settlement of certain litigation brought by the Company against one of its former insurance carriers.

Despite the problems experienced by those companies operating within the financial services sector, the Company currently remains committed to executing its strategy of growing through the addition of financial advisors. To execute such a strategy, we may have increases in expenses related to, among other things, marketing and recruiting, personnel, office space, and the amortization of forgivable loans provided to newly recruited financial advisors. There is no assurance that any increased revenue from growth will be sufficient to offset increased expenses, including a potential increase in the costs associated with arbitration and litigation claims, which may rise as a result of declining investment values. Although we currently maintain errors and omissions insurance to help offset the cost of such claims, there can be no assurance that, even if the claim is covered, the insurance carrier will have the ability to cover such a claim. Furthermore, the Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to advisors, with such upfront amounts typically based on the gross commissions generated by the advisor immediately prior to joining Summit Brokerage. In the event the advisor’s production after joining Summit Brokerage were to decline significantly from the levels prior to joining Summit Brokerage, the Company’s earnings and working capital could be negatively impacted. Summit Brokerage’s earnings and working capital could also be negatively impacted if the advisors to whom such upfront amounts were paid were to leave prior to either the repayment or complete amortization (as the case may be) of the upfront amount.

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

Results of Operations

The following discussion relates to the results of operations for the three-month and nine-month periods ended September 30, 2008 (the “2008 Quarter” and the “2008 Period”, respectively) and the comparable period in the prior year (the “2007 Quarter” and the “2007 Period”, respectively).

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

Revenue:

Commission revenue of $8.41 million for the 2008 Quarter represents a decrease of $.21 million, or 2%, when compared to commission revenue of $8.62 million for the 2007 Quarter. We believe the main factor contributing to this decline was a lack of investor confidence in the financial markets during the 2008 Quarter.

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

Expenses:

Commissions and clearing costs decreased to $6.83 million during the 2008 Quarter, which represents a decrease of $.20 million, or 3%, from the $7.03 million reported for the 2007 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, decreased to approximately 81.2% in the 2008 Quarter versus approximately 81.5% in the 2007 Quarter. This percentage decline was due to the inclusion of certain fees from one of our clearing firms as commission revenue for which there was no corresponding commission payment. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Branch. As a result, on a prospective basis, we would expect commissions and clearing costs, as a percentage of commission revenue, to increase as we recruit more independent financial advisors.

Employee compensation and benefits increased by approximately $.20 million to approximately $1.15 million during the 2008 Quarter, or an approximate increase of 20% when compared with the approximately $.95 million reported for the 2007 Quarter. This increase was due primarily to the addition of several employees, as well as to an increase in management and other employee salaries and employment-related costs. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2008 Quarter, we recognized a net expense of approximately $55,000 related to the amortization of unearned stock compensation. For the 2007 Quarter, we recognized a net expense of approximately $38,000 related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2008 Quarter increased by approximately $10,000, to approximately $154,000, or an approximate increase of 7% when compared with the approximately $144,000 reported for the 2007 Quarter. This increase was primarily attributable to an increase in the rent that we pay on our facilities, as well as an increase in our utility costs.

Communications costs increased by approximately $20,000, or 24%, to approximately $104,000 in the 2008 Quarter in comparison to $84,000 in the 2007 Quarter. The increase in communications costs between the 2008 Quarter and the 2007 Quarter is due primarily to an increase in certain technology infrastructure costs.

Legal, accounting and litigation costs increased by approximately $19,000 to approximately $30,000 during the 2008 Quarter, compared to approximately $11,000 reported for the 2007 Quarter. This increase is largely attributable to an increase in accounting fees.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $113,000, or 108%, to approximately $219,000 during the 2008 Quarter versus approximately $106,000 for the 2007 Quarter. Significant fluctuations in expenses when comparing the Quarters include increases in business development and financial advisor-related costs, licensing and regulatory costs, advertising and promotion costs, and travel and related expenses. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2008 Quarter, we recognized a net expense of approximately $33,000 related to the amortization of unearned stock compensation. For the 2007 Quarter, we recognized a net expense of approximately $10,000 related to the amortization of unearned stock compensation.

For the 2008 Quarter, the Company recorded a tax provision of approximately $101,000. The Company did not record any tax provision for the 2007 Quarter as a result of the availability of net operating loss carryforwards.

Net Income:

For the 2008 Quarter, we generated net income of approximately $151,000, or $0.0057 per basic and $0.0048 per diluted share, as compared to net income reported for the 2007 Quarter of approximately $609,000, or $0.0215 per basic and $0.0177 per diluted share.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

Revenue:

Commission revenue of $24.87 million for the 2008 Period represents a decrease of $2.16 million, or 8%, when compared to commission revenue of $27.03 million for the 2007 Period. We believe the main factor contributing to this decline was a lack of investor confidence in the financial markets during the 2008 Period.

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

Expenses:

Commissions and clearing costs decreased to $20.14 million during the 2008 Period, which represents a decrease of $2.14 million, or 10%, from the $22.28 million reported for the 2007 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises. Commissions and clearing costs, as a percentage of commission revenue, decreased to approximately 81.0% in the 2008 Period versus approximately 82.5% in the 2007 Period. This percentage decline was due principally to the inclusion of certain fees, as well as performance bonuses, from one of our clearing firms as commission revenue for which there was no corresponding commission payment. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay to them a higher percentage of the commissions they generate, typically 80% to 90%, than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Branch. As a result, on a prospective basis, we would expect commissions and clearing costs, as a percentage of commission revenue, to increase as we recruit more independent financial advisors.

Employee compensation and benefits increased by approximately $.59 million to approximately $3.58 million during the 2008 Period, or an approximate increase of 20% when compared with the approximately $2.99 million reported for the 2007 Period. This increase was due primarily to the addition of several employees, as well as to an increase in management and other employee salaries and employment-related costs. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2008 Period, we recognized a net expense of approximately $257,000 related to the amortization of unearned stock compensation. For the 2007 Period, we recognized a net expense of approximately $159,000 related to the amortization of unearned stock compensation.

Occupancy and equipment cost for the 2008 Period increased by approximately $3,000, to approximately $471,000, or an approximate decrease of 1% when compared with the approximately $468,000 reported for the 2007 Period. Although the Company’s recurring occupancy costs were higher in the 2008 Period, results for the 2007 Period were negatively impacted by an assessment from the Company’s landlord during that period of approximately $45,000 over and above the Company’s recurring monthly rent expense. There was no corresponding charge in the 2008 Period.

Communications costs increased by approximately $59,000, or 23%, to approximately $320,000 in the 2008 Period in comparison to $261,000 in the 2007 Period. The increase in communications costs between the 2008 Period and the 2007 Period is due primarily to an increase in certain technology infrastructure costs.

Legal, accounting and litigation costs decreased by approximately $68,000 to approximately $31,000 during the 2008 Period, compared to approximately $99,000 reported for the 2007 Period. This decrease is largely attributable to a decrease in the Company’s reserve for litigation, as well as the receipt of reimbursed legal fees in connection with an action brought by the Company against one of its insurance carriers, as offset by an increase in accounting fees.

Other operating expenses typically include the general and administrative costs we incurred, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $46,000, or 6%, to approximately $798,000 during the 2008 Period versus approximately $752,000 for the 2007 Period. This increase is attributable primarily to increases in advertising and promotion costs, as well as increases in licensing and registration costs, which amounts were partially offset by reductions in business development and financial advisor-related costs, as well as travel and related expenses. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2008 Period, we recognized a net expense of approximately $99,000 related to the amortization of unearned stock compensation. For the 2007 Period, we recognized a net expense of approximately $56,000 related to the amortization of unearned stock compensation.

For the 2008 Period, the Company recorded a tax provision of approximately $212,000. The Company did not record any tax provision for the 2007 Period as a result of the availability of net operating loss carryforwards.

Net Income:

For the 2008 Period, we generated net income of approximately $353,000, or $0.0132 per basic and $0.0109 per diluted share, as compared to the net income reported for the 2007 Period of approximately $1,088,000, or $0.0382 per basic and $0.0337 per diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $1.73 million during the 2008 Period, compared to net cash generated by operating activities of approximately $.98 million for the 2007 Period. Cash provided by, or used in, operating activities for any period includes net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. For the 2008 Period, cash flows from operating activities were positively impacted by non-cash stock-based compensation of approximately $356,000, versus approximately $216,000 during the 2007 Period. Cash provided by operating activities also improved as a result of the net change in certain balance sheet accounts. For the 2008 Period, the net change in these balance sheet accounts resulted in an increase in cash provided by operating activities of approximately $844,000, versus a decrease in cash provided by operating activities of approximately $535,000 for the 2007 Period.

Cash and cash equivalents increased by approximately $992,000 to approximately $5,820,000 at September 30, 2008 from approximately $4,829,000 at December 31, 2007. During the Period, the Company repurchased, as described below, for approximately $673,000, common stock, which amount was offset by cash provided by operations in the amount of approximately $1.73 million.

During the 2008 Period, we purchased approximately $86,000 of property and equipment, which amount was $16,000 more than the approximately $70,000 purchased during the 2007 Period. We do not project material capital expenditures over the next twelve months.

Financing activities used cash of approximately $653,000 during the 2008 Period, which was comprised primarily of the release of approximately $673,000 of the $675,000 held in escrow related to the purchase by the Company of the common stock (and a stock option) held by a former officer and shareholder. During the 2008 Period, the Company also received $31,000 in proceeds from the exercise of a common stock warrant and a stock option, and paid approximately $11,000 in dividends.

Inflation. Inflation has not been a major factor in our business since inception.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of September 30, 2008. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL SERVICES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008	Summit Financial Services Group, Inc.
(Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2008	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.