Form 10-K
period 2008-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2009-03-31
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant’s telephone number, including area code: (561) 338-2800

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.0001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known secured issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates was approximately $7.87 million based upon the price at which stock was sold at such date.

As of March 17, 2009, there were 25,458,634 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the exhibits to this Annual Report on Form 10-K have been incorporated by reference to the Registrant’s Registration Statement on Form S-4, dated September 15, 2004, and to various periodic reports (Forms 10-KSB, 10-QSB, and 8-K), publicly filed by the Registrant; and the Registrant’s Proxy Statement, filed on November 24, 2006.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Summit” and the “Company” refer to Summit Financial Services Group, Inc., a Florida corporation, and, unless the context indicates otherwise, include our subsidiaries.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this annual report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report on Form 10-K, depending on a variety of important factors, among which are: the success or failure of our management’s efforts to implement our business strategy; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel, and other risks which are described in our filings with the Securities and Exchange Commission.

PART I

Item 1.	Business.

Introduction

Summit Financial Services Group, Inc. (“SFSG” or the “Company”) is a Florida-based financial services holding company that provides, through its Summit Brokerage Services, Inc. (“Summit Brokerage” or “SBS”) operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, under licenses held by its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary (or by SBSIA’s subsidiary entities). Summit Brokerage also provides, through its Securities and Exchange Commission (“SEC”) registered investment adviser subsidiary, Summit Financial Group, Inc. (“SFG”), asset management and investment advisory services. SFGS was incorporated under the laws of the State of Florida in 2003.

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

As of February 2009, we had approximately 245 financial advisors operating from approximately 130 offices located throughout the country, with approximately one third of those offices located in Florida and the Southeast United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee.

We do not hold any funds or securities of our customers, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (a division of Wachovia Corporation) and Pershing LLC (an affiliate of the Bank of New York Mellon) as our clearing brokers (the “Clearing Brokers”). Our clearing arrangements provide us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These arrangements allows us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage. At December 31, 2008 and December 31, 2007, our Clearing Brokers held approximately 52,000 and 39,000 client accounts. In addition to accounts held by our Clearing Brokers, our clients also have assets that are held directly by the various mutual funds, insurance companies and investment advisors with whom they have invested and for which Summit Brokerage serves as the broker-dealer of record.

Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2008		2007
Insurance related products	$11,427,393	34%	$13,904,400	37%
Equities	6,585,257	19	9,267,796	25
Mutual funds	4,592,263	14	5,532,949	15
Investment advisory fees	5,931,367	17	4,949,633	13
Other commission income	3,733,555	11	2,356,174	6
Miscellaneous (1)	1,651,314	5	1,529,814	4

Total	$33,921,149	100%	$37,540,766	100%

(1)	Includes interest and other non-commission related revenue.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of future results, and may vary significantly from period to period. Furthermore, our mix of business in any particular period will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added financial advisors to our Company, many of whom specialize in the sale of specific types of investment products.

In 2008 and 2007, we reported gross revenues and net income of $33,921,149 and $240,047 and $37,540,766 and $1,488,654, respectively. In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During 2008, our results were negatively impacted by a lack of investor confidence resulting from the turmoil in the financial markets, as well as an overall concern about the economy. As a result, our revenue per financial advisor declined, even though we increased the number of financial advisors licensed with Summit Brokerage. Prospectively, we believe that investor confidence will continue to diminish into 2009, and potentially beyond, as concerns about the both the national as well as global economy persist. A continued lack of investor confidence will negatively impact our operating results.

Despite the aforementioned, we continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of securities, namely equities, fixed income and investment advisory products. There can be no assurance that we will be successful in our recruiting efforts. We may also pursue mergers with, or the acquisition of the assets of, other brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms (from both sellers as well as financing sources, if necessary), and there can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

As we continue to grow, we may also incur increases in expenses related to, among other things, marketing and recruiting, personnel, office space, and the amortization of forgivable loans provided to newly recruited financial advisors. There can be no assurance that any increased revenue from growth will be sufficient to offset any increased expenses. Furthermore, the Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors. As a result, the Company’s future earnings may be significantly less than in prior years.

For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through 2009. The Company may, however, seek additional capital within the next 12 months should it elect to continue pursuing a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company. In addition, we anticipate that our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a materially adverse affect on our ability to execute our growth strategy to the extent desired.

Affiliate Program

Our primary method of operation is through an affiliate program, which allows financial advisors to operate as independent contractors. As of December 31, 2008, all but approximately 15 of our financial advisors were affiliates. A financial advisor who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, stock quotations, and general office supplies); although all of that branch’s revenues from securities brokerage transactions accrue to Summit Brokerage. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they generate. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including providing employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

Historically, Summit Brokerage has recruited offices comprised of between one and three financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we will also target larger offices comprised of many financial advisors. Because of the size of these offices, we may be required to pay a greater percentage of the office’s commissions then we would pay to a smaller office. As a result, if we are successful, we may experience a potential decline in our gross margin percentage.

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

We provide full support services to each of our affiliates, including: access to stock and options execution and over-the-counter stock trading, fixed income products (such as government, municipal and corporate bonds), insurance (annuities), mutual funds, unit trusts and investment advisory programs. We also provide, or make available through the Clearing Brokers, research, compliance, supervision, accounting and other related services.

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

Commission Revenues

A significant portion of our revenues is derived from commissions from the sale of annuities, in which case the commission is paid by the insurance company. We also derive a significant portion of our revenues from commissions generated by our brokerage activities, including the purchase or sale of equities and fixed income products for our customers, the majority of which are executed on an agency basis. For such transactions, we are paid a commission by our client for processing that client’s buy or sell order. We also generate commissions from the sale of mutual fund shares and other investment products. The percentage of revenue that we derive from the sale of each type of investment product may change as investors’ preferences change. Our mix of business may also change depending on the types of financial advisors we recruit and the types of investment products on which they focus. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client’s account through SFG. We do not currently make markets in any securities.

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

Insurance Related Products. Our financial advisors offer fixed and variable annuities and life insurance products to their clients through SBSIA, which has executed agency agreements with various national insurance companies. As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested in an annuity, or, in the case of life insurance, some percentage of the premium. In 2008 and 2007, the Company earned gross commissions of approximately $11.4 million and $13.9 million, respectively, from the sale of insurance and annuity products, representing approximately 34% and 37%, respectively, of our total revenue.

Equities. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Because our commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and the mix of investment products involved. For 2008 and 2007, we earned gross commissions of approximately $6.6 million and $9.3 million, respectively, on equity transactions, representing approximately 19% and 25%, respectively, of our total revenue.

Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the customer’s investment maintained in particular funds. For 2008 and 2007, we earned gross commissions of approximately $4.6 million and $5.5 million, respectively, from mutual fund transactions, representing approximately 14% and 15%, respectively, of our total revenue.

Investment Advisory Fees. Through our investment advisor, Summit Financial Group, Inc. (“SFG”), we provide investment advisory services to clients, including through the use of independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment advisor in 34 states and the District of Columbia. Clients who utilize our investment advisory services pay us a quarterly fee, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage (or, in certain cases, which have been placed with an outside third-party money manager). In general, a client will pay from 1.0% to 3.0%, on an annualized basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor may also change. Periods during which the market value of securities are declining will generally result in a decrease in the investment advisory fees that we receive that are based on the asset values of client portfolios, while periods during which the market value of securities are increasing will generally result in an increase in the investment advisory fees that we receive that are based on the asset values of client portfolios. Because clients with managed accounts are paying this fee, they are not charged a per-transaction commission each time a transaction is effected in their accounts. In addition, we provide financial planning services for clients, which fees are included as investment advisory fees. In 2008 and 2007, we earned investment advisory fees of approximately $5.9 million and $4.9 million, respectively, representing approximately 17% and 13%, respectively, of our total revenue.

Other Commission Revenue. Included under Other Commission Revenues are commissions generated in connection with the sale of products not included elsewhere, such as fixed income securities, options and real estate partnerships. For 2008 and 2007, respectively, we earned gross commissions of approximately $3.7 and $2.4 million from such transactions, representing approximately 11% and 6%, respectively, of our total revenue.

Interest and Dividends

Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields decline, the amount that Summit Brokerage receives may decline as well. For 2009 and beyond, we believe that the amount of such compensation will decline. Summit Brokerage has been notified that certain of the money market funds for which it has historically received compensation will be reducing or eliminating such payments. Based on the reductions of which we have been made aware we do not believe that the loss of compensation related to these particular funds will have a material adverse affect on our earnings. However, significant reduction in such overall compensation received by Summit Brokerage could have a material adverse impact on the Company’s operating results. In 2008 and 2007, we earned approximately $1.20 million and $1.08 million, respectively, of such compensation, which amounts are included in the accompanying Consolidated Statements of Income as interest and dividend revenue.

Clearing Brokers

We do not hold any funds or securities of our securities brokerage customers. Rather, we use the services of our Clearing Brokers on a fully disclosed basis. Our Clearing Brokers process all securities transactions and maintain customer accounts on a fee basis. The services provided include, among other things, billing, credit review and control (including for margin accounts), receipt, and custody and delivery of securities. The Clearing Brokers also lend funds to our customers through the use of margin credit. These loans are made to customers on a collateralized basis, with the Clearing Brokers maintaining collateral in the form of saleable securities, cash or cash equivalents. However, if the Company’s customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on “margin” accounts, and there is a loss for which we cannot collect from our customer, we are generally liable for such losses. The Company currently uses First Clearing, LLC (a division of Wachovia Corporation) and Pershing LLC (an affiliate of the Bank of New York Mellon) as its Clearing Brokers.

Customer accounts are protected through the Securities Investor Protection Corporation (SIPC) for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection up to the entire net asset value of a client’s account may be available through private insurance carriers. Pursuant to the terms of our agreement with the Clearing Brokers, Summit Brokerage has agreed to indemnify and hold the Clearing Brokers harmless from certain liabilities and claims, including claims arising from transactions of our customers. We believe that, in general, the Clearing Brokers are able to provide Summit Brokerage and its clients with services at a total cost which is less than it would cost us to process such transactions on our own.

In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of services to, our clients would be negatively impacted, which could in turn have a material adverse affect on both our revenues and our earnings.

Seasonality and Cyclical Factors

Our revenues are affected only slightly by the traditional U.S. vacation seasons. Our revenues may be more adversely affected by cyclical factors, such as financial market downturns, as well as problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which has historically resulted in fewer transactions and less investing through broker-dealers such as Summit Brokerage, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital to offset related significant reductions in revenues.

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

In addition to competing for customers, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs such as Raymond James Financial, Inc. and LPL Financial Services. To date, Summit Brokerage has undertaken only limited advertising campaigns designed to attract financial advisors. Rather, Summit Brokerage has relied on the use of both in-house and outside recruiters. Under certain circumstances, Summit Brokerage may provide, in the form of either forgivable or non-forgivable loans, amounts to newly recruited financial advisors as an incentive for becoming affiliated with the firm. Summit Brokerage may also agree to reimburse financial advisors for certain costs incurred by them in connection with their transition to the firm. Forgivable loans are typically amortized over a period of not more than 48 months, while non-forgivable loans are repaid by the financial advisor through the withholding of a certain percentage of the financial advisor’s monthly gross production until the note has been repaid in full. All loans typically require the personal guarantee of the financial advisor. In many circumstances the amount of loans made available by Summit Brokerage may be less than the amount of loans made available by our competitors, many of whom have greater financial resources than the Company.

We have also not undertaken any marketing efforts designed to attract retail customers. Instead, we rely on each financial advisor to attract his or her own clientele, which typically occurs through referrals from other clients. Additionally, many of our financial advisors hold seminars to educate potential clients about various investment opportunities.

Employees

As of March 17, 2009, we employed approximately 63 full-time people, including seven executives, approximately 33 others in general staff positions and approximately 23 in sales and sales-related positions (including approximately 15 producing financial advisors). As of March 17, 2009, there were approximately 245 registered representatives licensed with Summit Brokerage, the majority of which are engaged by us as independent contractors, although approximately 35 are engaged as full time employees (including approximately 20 in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

The SEC, the self regulatory organizations, including FINRA, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment advisor, and their registered representatives, employees or officers. Also, new legislation, changes in the rules and regulations promulgated by the SEC or self regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisors. The stated purpose of much of the regulation of broker-dealers and investment advisors is the protection of customers and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisors. As part of the regulatory process, broker-dealers and investment advisors are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment advisor being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment advisor may be required to pay a fine and/or be subject to other forms of disciplinary action. In the past, Summit Brokerage has been required to pay a fine for certain violations, and no assurance can be given that the firm will not be subject to future fines or other forms of disciplinary action. In those instances where Summit Brokerage is informed of a potential violation by an examining regulatory authority, it endeavors to correct such violations as soon as is practicable.

There can be no assurance that the findings of any regulatory agencies will not result in subjecting Summit Brokerage and its principals to some form of disciplinary action, including fines. In addition, regulators may put restrictions on Summit Brokerage’s ability to grow. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

Item 2.	Properties

Summit Brokerage currently leases office space under four non-cancellable operating leases. Under these leases, Summit Brokerage occupies approximately 14,200 square feet of office space in five suites within the same building in Boca Raton, Florida. On June 25, 2003, Summit Brokerage entered into two of these long-term leases for space totaling approximately 6,300 square feet. These leases both commenced on February 1, 2004 and expire on January 31, 2010. On May 1, 2006, Summit Brokerage entered into another long-term lease for approximately 600 square feet, which lease expires on January 31, 2010. On

March 22, 2005, Summit Brokerage entered into an additional long-term lease for space totaling approximately 7,400 square feet. This lease, which commenced on February 1, 2005 and expires on January 31, 2010, provides for monthly base rent in the amount of $13,579. The lease allowed a remodeling allowance of $38,850, which has been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit is being amortized over the term of the lease as a reduction to the amount of rent expense. In addition to the base rent, all of these leases require Summit Brokerage to pay its pro-rata share of common area expenses and management fees, which amount currently approximates 60% of the base rent. Total rent expense, including month-to-month leases for the years ended December 31, 2008 and 2007, were approximately $525,000 and $573,000, respectively.

Summit Brokerage also leases certain equipment under an operating lease which provides for minimum monthly payments of approximately $2,500 through December 2011.

Item 3.	Legal Proceedings

On August 18, 2003, Summit Brokerage terminated for cause the employment of Richard Parker, Summit Brokerage’s then Vice Chairman, President and Chief Operating Officer (“Parker”), and in connection therewith filed an action against Parker for breach of contract, breach of fiduciary duty and injunctive relief. On December 12, 2007, Summit Brokerage entered into a Mediation Settlement Agreement (“Agreement”) with Parker. In accordance with the terms of the Agreement, all disputes relating to the litigation, styled Summit Brokerage Services, Inc. v. Richard Parker (the “Suit”), which commenced on August 18, 2003 in Palm Beach County, Florida, were resolved, subject to the fulfillment of certain conditions specified in the Agreement. The Agreement required Parker to relinquish all security interests he had in the Company, totaling 3,421,927 shares of our common stock (including 500,000 shares to be acquired through the exercise of an option (the “Option”)). In exchange, the Company was obligated to, among other things, pay $675,000 to Mr. Parker on or before December 31, 2007. On December 31, 2007, the Company paid the $675,000 to Parker’s counsel, which amount was held in escrow pending the delivery by Parker of the shares of common stock and the Option. On January 3, 2008, Parker delivered to the Company 2,479,252 shares of common stock, together with the Option, representing delivery of a total of 2,979,252 shares of common stock. Accordingly, Summit authorized the release of $587,687 from escrow, with the balance to be released upon the delivery by Parker of the remaining shares of common stock. On August 25, 2008, Parker delivered to the Company an additional 432,825 shares of common stock, and the Company authorized the release of $85,370 from escrow. Subsequent thereto, $1,943 was returned to the Company from the escrow proceeds.

The Company is engaged in various legal and regulatory proceedings arising in the normal course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a material adverse affect on our financial position.

Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, litigation involving the securities brokerage industry has continued to increase, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Furthermore, given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, no assurance can be given that Summit Brokerage may not be subjected to a potentially significant increase in the number of proceedings to which it may be named as a party. Summit Brokerage currently maintains errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. There can be no assurance, however, that Summit Brokerage will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Further, management evaluates whether or not to establish reserves for pending litigation. There is no assurance that, absent sufficient insurance coverage, the reserves will be adequate to cover any awards against Summit Brokerage. While it is not possible to determine with certainty the outcome of these matters of which we are currently aware, we are of the opinion the eventual resolution of such proceedings will not have a material adverse affect on our financial position or operating results. Any such litigation brought in the future could have a material adverse affect on our business, financial condition and operating results.

Summit Brokerage is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including FINRA, the SEC, and the various securities commissions of the states and jurisdictions in which we operate and/or have customers. As part of the regulatory process, Summit Brokerage is subject to routine examinations, the purpose of which is to determine its compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that Summit Brokerage has violated certain of these rules and regulations. Where possible, Summit Brokerage endeavors to correct such asserted violations. In certain circumstances, and depending on the nature and extent of the violations, Summit Brokerage may be subject to disciplinary action, including fines. In December 2006, Summit Brokerage entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with FINRA, whereby it neither admitted nor denied certain allegations with respect to regulatory compliance matters by FINRA, and consented to a censure and the payment of a $25,000 fine. The Company believes that the terms of the AWC will not have an adverse affect on Summit Brokerage ability to execute its business strategy.

From time to time, we may also be engaged in various legal proceedings not related to securities. We currently maintain various types of insurance, including directors’ and officers’ liability insurance, as well as employment practices liability insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain such insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Item 4.	Submission of Matters to a Vote of Security Holders

No vote was submitted during the fourth quarter of our fiscal year ended December  31, 2008 to a vote of our security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded in the over-the-counter market and is quoted on the electronic bulletin board under the symbol “SFNS.” The following table represents the range of the high and the low closing prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2008. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
March 31, 2008	$0.55	$0.70
June 30, 2008	$0.45	$0.60
September 30, 2008	$0.51	$0.60
December 31, 2008	$0.45	$0.54

March 31, 2007	$0.26	$0.40
June 30, 2007	$0.33	$0.42
September 30, 2007	$0.42	$0.75
December 31, 2007	$0.55	$0.75

On March 17, 2009, the closing price of our common stock was $0.50 and we had approximately 130 holders of record.

Dividends and Dividend Policy

We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. With respect to our Series A Preferred Stock, we paid or accrued a total of $15,000 in dividends during 2008 and had accrued dividends of $20,376 as of December 31, 2008, and during 2007, we paid or accrued a total of $15,000 in dividends and had accrued dividends of $17,376 as of December 31, 2007.

Recent Sales of Unregistered Securities

In March 2008, the Company issued 100,000 shares of its common stock to one person upon such person’s exercise of a common stock purchase warrant with an exercise price of $.30 per share. In May 2008, the Company issued 1,747 shares of its common stock to one person upon such person’s exercise of a like number of outstanding stock options at an exercise price of $.50 per share. During December 2008, the Company issued a total of 33,889 shares of its common stock to three individuals upon their exercise of a like number of outstanding options for total consideration of $12,122, or an average exercise price of approximately $.36 per share. All of the shares of common stock were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, afforded by Section 4(2) of such Act.

Purchases of Equity Securities

On December 12, 2007, Summit Brokerage entered into a Mediation Settlement Agreement (“Agreement”) with Richard Parker, which required Parker to relinquish all security interests he had in the Company, totaling 3,421,927 shares of our common stock (including 500,000 shares to be acquired through the exercise of an option (the “Option”)). In exchange, the Company was obligated to, among other things, pay $675,000 to Mr. Parker on or before December 31, 2007. On December 31, 2007, the Company paid the $675,000 to Parker’s counsel, which amount was held in escrow pending the delivery by Parker of the shares of common stock and the Option. On January 3, 2008, Parker delivered to the Company 2,479,252 shares of common stock, together with the Option, representing delivery of a total of 2,979,252 shares of common stock. Accordingly, Summit authorized the release of $587,687 from escrow, with the balance to be released upon the delivery by Parker of the remaining shares of common stock. On August 25, 2008, Parker delivered to the Company an additional 432,825 shares of common stock, and the Company authorized the release of $85,370 from escrow. Subsequent thereto, $1,943 was returned to the Company from the escrow proceeds. See “Item 3. – Legal Proceedings.”

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Clearing Arrangements. Summit Brokerage does not carry accounts for customers or perform custodial functions related to customers’ securities. Summit Brokerage introduces all of its customer transactions to its Clearing Brokers, which maintain the customers’ accounts and clears such transactions. These activities may expose us to significant risk in the event that customers do not fulfill their obligations with the Clearing Brokers since Summit Brokerage has agreed to indemnify the Clearing Brokers for any resulting losses. Any such customer-related losses are typically charged to the customer’s financial advisor, as a result of such financial advisor agreeing to indemnify Summit Brokerage against such losses. Losses related to these types of activity have historically not been material.

Customer Claims, Litigation and Regulatory Matters. In the normal course of business as a broker-dealer and investment advisor, we are subject to customer-related complaints relating to the manner in which customer accounts are handled by our financial advisors. When the complaint relates to the sale of securities, both Summit Brokerage and the customer are typically obligated to seek resolution through arbitration. When the complaint is not customer-related, or does not relate to the sale of securities, such matters will be resolved pursuant to the terms of the governing agreement or contract or, if no such agreement or contract exists, through an otherwise appropriate forum. The Company and Summit Brokerage maintain various types of insurance to reduce exposure relating to possible claims, including errors and omissions insurance, directors’ and officers’ liability insurance and employment practices liability insurance. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to arbitrations or litigation filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. However, it is possible that the actual amounts required to be paid by us will exceed the reserved amount. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and our reserves are inadequate, our income would be reduced. Such costs may have a material adverse affect on our future financial position, results of operations or liquidity.

Valuation of Deferred Tax Assets. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2008, which consisted principally of unrecognized stock-based compensation, the amortization of customer list and goodwill and the net effect of timing differences, amounted to approximately $.85 million. The Company has determined that a valuation allowance at December 31, 2008 was necessary to fully offset such deferred tax asset based on the likelihood of future realization.

Expense Recognition of Employee Stock Options. The Company accounts for all option issuances (including those issued by SFSG to both employees and non-employees of SBS on behalf of SFSG) in accordance with FAS No. 123(R). In connection therewith, the Company records, upon the issuance of each option, unearned stock-based compensation in an amount equal to the number of shares covered by the option multiplied by the fair value per option. The amount recorded as unearned stock-based compensation is then amortized over the vesting period of the option. Consequently, the total expense recognized in the current period represents the net amortized portion, if any, of the fair value of all outstanding options.

See the notes to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report for additional information concerning our accounting policies.

The following discussion and analysis of the Company’s financial condition and results of its operations for the fiscal years ended December 31, 2008 and December 31, 2007 should be read in conjunction with the Company’s Consolidated Financial Statements included elsewhere in this Annual Report.

When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those anticipated or projected, including, but not limited to, those set forth in “Factors That May Affect Future Results and the Market Price of Our Stock” set forth below.

Certain amounts from the prior periods have been reclassified to conform to the current year’s presentation.

Overview

Summit Financial Services Group, Inc., through its primary operating subsidiary, Summit Brokerage Services, Inc., provides full-service securities brokerage through a network of approximately 245 financial advisors serving retail and, to a much lesser extent, institutional customer accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities Financial Network in January 2003, our approximately 130 other branch offices are owned and operated by independent owners who maintain appropriate licenses and are responsible for all office overhead and expenses. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%-90%.

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

	2008		2007
Insurance related products	$11,427,393	34%	$13,904,400	37%
Equities	6,585,257	19	9,267,796	25
Mutual funds	4,592,263	14	5,532,949	15
Investment advisory fees	5,931,367	17	4,949,633	13
Other commission income	3,733,555	11	2,356,174	6
Miscellaneous (1)	1,651,314	5	1,529,814	4

Total	$33,921,149	100%	$37,540,766	100%

(1)	Includes interest and other non-commission related revenue.

Summit Brokerage is a fully-disclosed broker-dealer, and therefore relies on its Clearing Brokers to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Additionally, because the Clearing Brokers provide us with access to many other financial products and services that we would not otherwise be able to offer, we are able to provide our clients with products and services comparable to much larger brokerage firms. In exchange for providing these services, the Clearing Brokers typically charge us a fee every time they effect a transaction on behalf of the firm or its clients.

In 2008 and 2007, we reported gross revenues and net income of $33,921,149 and $240,047 and $37,540,766 and $1,488,654, respectively. In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During 2008, our results were negatively impacted by a lack of investor confidence resulting from the turmoil in the financial markets, as well as an overall concern about the economy. As a result, our revenue per financial advisor declined, even though we increased the number of financial advisors licensed with Summit Brokerage. Prospectively, we believe that investor confidence will continue to diminish into 2009, and potentially beyond, as concerns about the both the national as well as global economy persist. A continued lack of investor confidence will negatively impact our operating results.

Although we expect our results, in general, to be impacted by macroscopic forces such as the state of the economy, as well as overall market conditions and investor confidence, we may experience fluctuations in our revenue that do not follow such trends, or mirror trends experienced by the financial services industry as a whole. This is because, given our size, we may add, or lose, financial advisors who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact the overall revenue mix will be diminished. However, due to our size, it is possible that the addition or loss of financial advisors (and their customers) who focus on certain products over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of results in other periods or reflective of general market conditions or economic trends.

Our business plan is focused primarily on increasing our network of affiliated financial advisors, which permits the Company to expand its base of revenue and its network for the retail brokerage of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch, however, we may evaluate potential acquisitions, including those that would result in acquired financial advisors becoming employees of Summit Brokerage. Historically, Summit Brokerage has recruited offices comprised of between one and three financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we will also target larger offices comprised of many financial advisors. Because of the size of these larger offices, we may be required to pay a greater percentage of the office’s commissions then we would pay to a smaller office. As a result, if we are successful, of which no assurance can be given, we may experience a potential decline in our gross margin percentage.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income (or losses) in any particular period that may not be representative of future results and may vary significantly from period to period. Furthermore, the Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, the Company’s future earnings may be significantly less than in prior years.

Results of Operations

The following discussion relates to the results of operations for the fiscal year ended December 31, 2008 (“2008”) compared to the results of operations for the fiscal year ended December 31, 2007 (“2007”).

Comparison of Fiscal Years Ended December 31, 2008 and December 31, 2007

Revenue:

Commission revenue of approximately $32.27 million for 2008 represents a decline of approximately $3.74 million, or 10%, over the $36.01 million of commission revenue reported for 2007. For 2008, our revenues were negatively impacted by the turmoil experienced by the financial markets, and the related loss of investor confidence, which resulted in a decline in the average production per financial advisor. This decline, however, was partially offset by an increase in the number of financial advisors associated with Summit Brokerage. For 2009, we believe general market conditions, and therefore investor confidence, will continue to be negatively impacted which will therefore adversely affect our operating results. During 2008, commission revenue generated by the Boca Branch accounted for approximately 14% of total commission revenue, which percentage we expect to decline depending on the success of our efforts to recruit more independent financial advisors.

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

Interest and dividends increased by approximately $90,000 from $1.21 million in 2007 to $1.31 million in 2008. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. For 2009, as interest rates and yields decline, we expect that the amounts received by Summit Brokerage will decline over amounts paid in prior years. Summit Brokerage has been notified that certain of the money market funds for which it has historically received compensation will be reducing or eliminating such payments. The loss of a significant amount of these payments could have a material adverse impact on the Company’s operating results.

Expenses:

Commissions and clearing costs decreased to approximately $26.19 million in 2008, which represents a decrease of $3.33 million, or 11%, over the approximately $29.52 million reported for 2007. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, decreased in 2008 to 81.2% from 82.0% in 2007. Prospectively, we would expect this percentage to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the

Boca Branch. For 2008, this percentage decline was due in part to the achievement of performance bonuses paid by one of our Clearing Brokers. These bonuses served to increase commission revenue as well as reduce commissions and clearing costs. In the absence of such performance bonuses, commissions and clearing costs, as a percentage of commission revenue, would have been approximately 81.6%.

Employee compensation and benefits increased to approximately $4.60 million in 2008, which represents an increase of $.66 million, or 17%, over the approximately $3.94 million reported for 2007. This increase is due primarily to an increase in salaries and wages, as well as an increase in the costs associated with issuing common stock and equivalents to our employees. For 2008 and 2007, a total of approximately $317,000 and $192,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased to approximately $.625 million during 2008 from approximately $.615 million in 2007, a 2% increase. This increase was due primarily to an increase in utility and equipment leasing costs, which increases were only partially offset by a decrease in the rent that we pay on our premises.

Communications costs increased by approximately $67,000, or 19%, to $.421 million in 2008 from approximately $.354 million in 2007. The increase was due primarily to an increase in telecommunications charges, as well as an increase in the costs to maintain our technology infrastructure. A portion of the net increase is also attributable to an increase in the net cost that we pay our Clearing Brokers to provide technology to Summit Brokerage and its financial advisors.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses decreased by approximately $73,000, or 5%, to approximately $1.28 million during 2008 from approximately $1.35 million for 2007. During the year, advertising and marketing costs increased significantly, which increase was partially offset by a reduction in the costs associated with attracting and hiring financial advisors. Other operating expenses also include amounts paid for legal, accounting and litigation costs. For 2008, such expenses decreased by approximately 76%, or approximately $231,000, from approximately $302,000 in 2007 to approximately $71,000 in 2008. During 2008, costs related to arbitrations and litigation decreased, while the Company also benefited from the reimbursement of previously paid legal fees as part of a settlement with the Company’s insurance carrier. This decrease in costs was offset in part by an increase in the cost related to the issuance of common stock and equivalents to our independent financial advisors. For 2008 and 2007, a total of approximately $132,000 and $78,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Net Income / Loss:

For 2008, we reported net income of $240,047, or $0.01 per basic and diluted share. For 2007 we reported net income of $1,488,654, or $0.05 per basic share and $0.04 per diluted share. Our performance in 2008 was negatively impacted by both a decrease in revenues as well as an increase in our operating costs. Furthermore, the effective tax rate on our pre-tax earnings rose from approximately 2% in 2007 to 56% in 2008 due to our utilization in 2007 of the majority of our remaining net operating loss carryforwards, as well as the recognition of permanent and reversing timing differences, as more fully described in Note 10 in the accompanying Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $407,000 during 2008, compared to approximately $1,708,000 during 2007. The decrease in cash generated by operating activities of approximately $1,301,000 is primarily attributable to the decrease in the Company’s net income, as adjusted for non-cash items such as stock-based compensation expense. Cash and cash equivalents increased during 2008 by approximately $338,000 to approximately $5.17 million.

During 2008, we purchased approximately $99,000 of property and equipment, compared to approximately $86,000 purchased during 2007. The Company does not project material capital expenditures over the next twelve months.

Financing activities generated net cash of approximately $30,000 in 2008. During the year, options were exercised for aggregate consideration of approximately $43,000, which was offset by the payment of $15,000 in preferred stock dividends. This compares with a net use of cash of approximately $678,000 during 2007, which was due primarily to the placement into escrow of $675,000 for the repurchase of shares of stock held by Richard Parker. See “Item 3 – Legal Proceedings.”

In the normal course of business, the Company evaluates acquisitions of businesses that compliment its business. In connection with any acquisitions, the Company may issue additional securities, which could result in dilution for existing shareholders.

Inflation. Inflation has not been a major factor in the Company’s business since inception. There can be no assurances that this will continue.

Significant Business Relationships

On January 26, 1994, we entered into a clearing agreement with First Clearing Corporation (formerly Wheat First Securities, Inc.), a subsidiary of Wachovia Corporation, to execute securities orders and maintain accounts for clients on behalf of our Company and its clients. On March 19, 2008, we entered into a clearing agreement with Pershing, LCC (a division of the Bank of New York Mellon) to provide clearing services in addition to First Clearing Corporation. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of service to, our clients could be negatively impacted, which could in turn may have a material adverse affect on both our revenues and earnings.

Factors That May Affect Future Results And The Market Price Of Our Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

We have a limited history of operating profitably. The Company has reported a profit in four of its last seven years of operations. We cannot assure you that we will continue to attain profitability, or that, even if we generate net income, that our cash flow from operations will be sufficient to allow us to fully execute our strategy. Additionally, our revenues and profitability have been, and may continue to be, negatively impacted by general economic conditions, as further described herein.

Our business could be harmed by market volatility, declining investor confidence, declines in general economic conditions and other securities industry risks. As a provider of financial products and services, Summit Brokerage is affected by economic and political conditions. These conditions may directly and indirectly impact a number of factors that may be detrimental to our operating results, including reduced investor confidence, a slowdown in economic activity, declining interest rates and changes in volume and price levels of the securities markets. These types of conditions have historically resulted in a reduction in the attractiveness of certain types of investments, which will negatively impact our operating results. In periods during major stock market declines, many firms in the securities industry suffer financial losses, and the level of individual investor trading activity decreases after these events. When trading volume is low, our profitability is adversely affected because a portion of our costs do not vary with revenue. For these reasons, severe market fluctuations can have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines and/or greater financial resources might withstand a downturn in the securities industry better than we could.

In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, and in the failure of Summit Brokerage’s clients to fulfill their credit and settlement obligations. Summit Brokerage permits its clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these loans, Summit Brokerage may lose money on these margin transactions because it is required to indemnify its Clearing Brokers. This may cause Summit Brokerage to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults. Dramatic declines in the housing market over the past year, with increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by other financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. The resulting lack of available credit and lack of confidence in the financial markets could have a material adverse affect on Summit Brokerage’s financial condition and results of operations as well as its access to capital.

Summit Brokerage receives additional compensation from certain product vendors (e.g., insurance companies and mutual funds), which amounts are used to offset the costs associated with, among other things, Summit Brokerage’s sponsored meetings of its financial advisors. In the event the product vendors were to reduce or eliminate such payments due to economic conditions, our operating results would be negatively impacted.

We believe that the factors that have affected both the economy, in general, and the financial markets, in particular, during 2008 and 2009 will continue for the foreseeable future, and that the Company’s operating results will be negatively impacted as a result thereof.

Our earnings can be negatively impacted by declining interest rates and yields. Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields decline, the amount that Summit Brokerage receives may also decline in comparison to amounts received in prior years. For 2009 and beyond, we believe that such compensation will decline. Summit Brokerage has been notified that certain of the money market funds for which it has historically received compensation will be reducing or eliminating such payments. These amounts, which are included in the accompanying Consolidated Statements of Income as interest and dividend revenue, significantly impact the Company’s earnings, and a substantial reduction in the amounts received by Summit Brokerage could have a material adverse affect on the Company’s operating results.

We operate in a highly regulated industry and compliance failures could adversely affect our business. The securities industry in the jurisdictions in which we operate is subject to extensive regulation covering all aspects of the securities business. The various governmental authorities and industry self-regulatory organizations that supervise and regulate us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel us or any of our officers, employees or independent contractors who violate applicable laws or regulations. Additionally, certain regulatory agencies have the ability to limit our growth by restricting the number of offices, or financial advisors, that we can add, as well as require that Summit Brokerage maintain a certain amount of regulatory capital. Our ability to comply with all applicable laws and rules, as well as unpredictable changes in their content, and in the regulatory interpretation and enforcement of them, is largely dependent on our establishment and maintenance of compliance and reporting systems, our ability to attract and retain qualified compliance and other personnel, and the maintenance of sufficient regulatory capital.

We could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance. In addition, it is possible that any past noncompliance could subject us to future civil lawsuits, the outcome of which could have a material adverse effect on our financial condition and operating results.

As part of the regulatory process, broker-dealers and investment advisors are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment advisor being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment advisor may be required to pay a fine and/or be subject to other forms of disciplinary action. In connection with past examinations, Summit Brokerage has been notified by FINRA of, and endeavored to correct, certain alleged violations. There can be no assurance that the findings of any regulatory agencies, including those of FINRA with respect to the above-referenced matters, will not result in subjecting Summit Brokerage (and possibly certain of our principals and/or financial advisors) to some form of disciplinary action, including fines. In addition, regulators may put restrictions on Summit Brokerage’s ability to grow. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

There is considerable fluctuation during any year and from year-to-year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Compliance and operations personnel monitor operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients.

As a broker-dealer, we are limited in the manner in which we can receive compensation for the services we provide. Currently, Summit Brokerage receives 12b-1 fees, or trail commissions, related to the sale of mutual fund shares. The SEC is currently reviewing its policies with respect to such payments. In the event the SEC were to limit the ability of Summit Brokerage to receive such fees, our revenues and earnings would be negatively impacted.

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

These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition to continue from commercial banks that have expanded into the brokerage business. We also compete with others in the financial services industry in recruiting financial advisors and new employees as well as retaining current personnel, and we could be adversely affected in the event we were to lose financial advisors who either individually or in the aggregate account for a significant percentage of our revenues. Furthermore, a trend in the independent brokerage industry is to provide upfront amounts (in the form of either forgivable or non-forgivable loans) to newly recruited financial advisors as an incentive to become affiliated with a broker-dealer. Although Summit Brokerage has begun to offer such incentives, its ability to fully execute its growth strategy could be adversely impacted should those firms against whom we compete offer financial incentives: (i) beyond what we are able to offer based on our financial resources, or (ii) that, in general, do not make economic sense based on our current cost and operating structure. Furthermore, the provision of upfront amounts may have an adverse affect on our operating margins, which would effect our earnings, and our working capital. In addition to providing upfront amounts, many of our competitors offer commission payout rates in excess of the rates Summit Brokerage currently offers. As a result, we may not be able to attract and/or retain those financial advisors interested in receiving a greater percentage of the commissions and fees they generate. Should we elect to increase our payout rates to our advisors, our operating margins could be negatively impacted.

We expect to continue to face increasing competition from companies offering electronic brokerage services. These competitors may have lower costs or provide fewer services, and may offer certain customers more attractive pricing or other terms, than we offer.

We may be unable to hire, integrate or retain qualified personnel. Most aspects of our business are dependent on highly skilled individuals. We devote considerable resources to recruiting, training and compensating these individuals. In addition, one component of our growth strategy is to increase market penetration by recruiting experienced financial advisors. We cannot assure that we will be successful in our recruiting efforts. Furthermore, our business could be adversely affected if we were to lose financial advisors who account for a significant percentage of our revenues.

In connection with our recruiting efforts, we rely significantly on the extensive relationships developed by senior management, particularly Marshall T. Leeds, our Chairman, Chief Executive Officer and President, resulting from their years of involvement in the financial services industry. We also rely on referrals and the use of both in-house and outside recruiters. We cannot assure that these recruiting efforts will be successful or, if successful, that they will enhance our business, results of operations, or financial condition. We also cannot assure that profit generated by recruited financial advisors will exceed the costs incurred to recruit such financial advisors, including, but not limited to, recruiter salaries, overrides (to both in-house as well as outside recruiters), marketing and advertising costs, and upfront amounts paid to financial advisors.

Competition for key personnel is intense. We cannot assure that losses of key personnel due to such competition, or for other reasons, will not occur in the future. The loss of any key employee, particularly Marshall T. Leeds, could have a material adverse affect on our operating results. We currently maintain key man life insurance on Mr. Leeds in the amount of $3,000,000, although there can be no assurance that we will be able to renew this policy on terms that are acceptable.

Other than Mr. Leeds, we do not have employment agreements with any other members of senior management. We attempt to retain employees with incentive-based compensation, including stock options conditioned on continued employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if our stock price were to decline, or fail to appreciate sufficiently. If that happened, our benefit plan might no longer be perceived as a competitive incentive for our key employees to stay with us.

We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and/or investment advisers. Net capital is the net worth of a broker-dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead to Summit Brokerage and/or the Company being liquidated. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital (including as a result of Summit Brokerage’s obligation to indemnify our Clearing Brokers), we might be required to limit or discontinue those portions of our business that require us to maintain certain net capital levels. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital of at least $250,000. As of December 31, 2008, Summit Brokerage had net capital of approximately $2.0 million and excess net capital of approximately $1.75 million as computed under SEC Rule 15c3-1.

The Company’s operating results and financial position are directly related to the activities of its principal operating subsidiary. The Company serves as a holding company for Summit Brokerage, its principal operating subsidiary. Any factors that may negatively affect Summit Brokerage’s financial results or ability to execute its business strategy, including as a result of any regulatory restrictions, will necessarily have an adverse affect on the Company and its prospects.

Our strategy of reinvesting our profits may adversely impact future earnings. The Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, the Company’s future earnings may be negatively impacted.

Our growth has placed significant demands on our management and other resources and is likely to continue. To manage the currently anticipated growth of our business, we will need to attract, hire and retain highly skilled and motivated officers, employees and financial advisors. In particular, we expect that a need for increased staffing will continue for service personnel to support the expansion of our branch offices. We will also need to continue improving our existing systems, and/or implement new systems, for transaction processing, operational and financial management and training, and integrating and managing our growing employee and affiliate base. We cannot assure you that we will be able to attract the employees and consultants or conduct the improvements necessary to manage this growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

Furthermore, if we elect to continue a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company, we may use a significant portion of our working capital. Additionally, there can be no assurance that the financial advisors receiving such loans will not terminate their affiliation with the Company prior to either repaying the note or, in the case of forgivable loans, prior to the amortization of their notes. Our financial position and operating results could be materially adversely affected if we are unable to collect the unpaid/unamortized portion of the notes. Our financial position and operating results could also be materially adversely affected if, after having joined the Company, the gross production of the financial advisors receiving such loans is significantly below the gross production upon which the amount of the loan (typically some percentage of the registered representative’s gross production prior to joining the Company) was based. In addition, to the extent we need additional working capital to fund any of such loans, we may seek additional financing sources, including the procurement of capital through a debt and/or equity offering, the success of which no assurance can be given.

We may not be able to grow as planned. As part of our long-term growth strategy, we recruit individual financial advisors and we evaluate the acquisition of other firms or assets that could complement or expand our business in attractive service markets or that could broaden our customer relationships. We cannot assure you that we will be successful in our recruiting efforts or that we will be able to identify suitable acquisition candidates available on terms that are acceptable to us, or that we will be able to consummate any acquisition (see additional risk factors set forth in this Annual Report). Additionally, our ability to grow may be limited by applicable regulation.

Future acquisitions may increase our leverage or cause dilution of existing shareholders’ interests. We anticipate that our growth strategy, which includes recruiting financial advisors and/or the acquisitions of assets of other firms, will necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing could limit our ability to consummate such transactions. In addition, issuing securities in connection with acquisitions, or the hiring of additional financial advisors and other personnel may have a dilutive effect on the equity interests of our shareholders.

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

Our exposure to possible litigation could adversely affect our business. From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain errors and omissions insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the coverage for any particular claim (if covered at all) will be limited, and the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Consequently, any such litigation brought in the future could have a material adverse affect on our business, financial condition and operating results. With respect to litigation to which the Company is currently a party to, it is not possible to determine with certainty the outcome of such proceedings, although we believe that the eventual resolution of such proceedings will not have a material adverse affect on our financial position or operating results. Furthermore, given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that historically have been considered safe and conservative, no assurance can be given that the Company may not be subjected to a potentially significant increase in the number of proceedings to which it may be named as a party.

From time to time, we may also be engaged in various legal proceedings not related to securities. We currently maintain various types of insurance, including directors’ and officers’ liability insurance, as well as employment practices liability insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain such insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Our business relies heavily on computers and other electronic systems and capacity constraints and failures of these systems could harm our business. As our business expands, we face risks relating to the need to expand and upgrade our transaction processing and monitoring systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. We cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis, or that such upgrades will ultimately serve the purposes for which they were intended. Additionally, our business may be negatively impacted by acts of cyberterrorism. Problems may arise in the operation of the Company’s technology platform that are out of the Company’s control, including for example unexpected interruptions caused by system failures, the inability or failure of the Company and /or its Clearing Brokers to maintain the connectivity required for the Company to timely process transactions, concerns (actual or potential) about the security of data gathering and retrieval, interruptions of operations due to hackers, computer viruses or other malicious activity, including the unauthorized release of private information. Any of these problems could adversely affect the Company’s business.

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

We rely on third party vendors to provide services that are an integral part of our business. As a fully disclosed broker-dealer, we rely on our Clearing Brokers to provide a number of operations and support functions that we cannot provide internally. If our relationship with our Clearing Brokers were to be terminated, our business could be materially adversely impacted unless we were able to utilize the services of another clearing firm. Even if we were to develop such other relationships, our business could be adversely impacted if we were unable to obtain terms as favorable as those currently in place. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of service to, our clients could be negatively impacted, which could in turn have a material adverse affect on both our revenues and our earnings.

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level or risk. The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than what the historical measures indicate (especially during periods of market volatility and waning investor confidence). Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure that our policies and procedures will effectively and accurately record and verify this information.

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

We have to indemnify our Clearing Brokers. Included in the Company’s clearing agreements with its Clearing Brokers is an indemnification clause. This clause relates to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company has agreed to indemnify the Clearing Brokers to the extent of the net loss on the unsettled trade. As is customary in the industry, each of the Company’s Clearing Brokers has required that the Company put up a deposit, although there can be no assurance that the amount of any indemnified loss(es) will not exceed the amount of the deposit. Furthermore, in periods of extreme market volatility, if it possible that the Company may experience an increase in the number of unsettled trades.

We depend on our headquarters and operations center for continued operation of our business. A disaster directly affecting our headquarters and operations center, as well as that of our Clearing Brokers, may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster. In addition, insurance and other safeguards might only partially reimburse us for our losses. Furthermore, we rely on third parties to perform certain back office and trade execution functions on our behalf. In the event these third parties are unable to provide these services, including as a result of a natural disaster or such other event which results in an interruption of their business activities, our operations could be materially negatively impacted.

We may have to indemnify our directors and officers for certain actions. Our Amended and Restated Articles of Incorporation, as amended, require us to indemnify (to the fullest extent permitted under Florida law) each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been directors or officers of our Company. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from suing directors for breaches of their fiduciary duties, including the duty of care, even though such an action, if successful, might otherwise benefit our shareholders and us. We maintain directors and officers liability insurance coverage. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to us. Furthermore, there can be no assurance that any action will be covered by insurance, or if covered, that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, we may be forced to pay such difference.

Our common stock is subject to price volatility. The price of our common stock is volatile. Because of the limited trading market for our stock, investors interested in buying or selling our stock may experience significant price fluctuations, especially if such investors are looking to acquire or sell a large number of shares. For example, if an investor is interesting in selling a large number of our shares, the market price of our common stock could decline significantly. Furthermore, the price of our stock may be volatile because of possible fluctuations in our operating results and performance. Additionally, price volatility may also result from the general favor (or disfavor) among investors for our company, or financial services firms in general, as a result of the economy, the attractiveness of the financial markets, or any number of other factors. A significant decline in the market price of our common stock could result in litigation that could subsequently result in increased costs and a diversion of management’s attention and resources from operations.

Additional capital may dilute current shareholders. In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities, and debt securities that are convertible into common stock, or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which could in turn result in a dilution of the equity ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

There may not be a liquid market for the common stock. Our common stock is currently traded on the OTC Electronic Bulletin Board. This market generally has less liquidity than the Nasdaq SmallCap Market and certain institutional investors are precluded from buying stock in this market. There can be no assurance that our investors will be able to sell their shares of common stock at prices and at times that are desirable, if at all. In addition, no assurance can be given that the Company will continue to be a reporting public company in the future, or that our common stock will continue to be traded publicly on the bulletin board or on any other inter-dealer quotation system or exchange.

Our common stock is subject to the penny stock rules; as a result, our market liquidity could be adversely affected. The SEC’s regulations define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might be adversely affected.

No dividends are anticipated. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares of common stock in the foreseeable future.

Our preferred stock may cause further dilution. Our Amended and Restated Articles of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such rights and preferences as may be determined from time to time by our Board of Directors without further shareholder approval. The Company designated 150,000 shares, and issued to investors 125,000 shares, of such preferred stock as its Series A Preferred Stock. Consequently, we have 4,850,000 shares of authorized shares of preferred stock that may be sold in the future and that can, at the discretion of our Board of Directors, be designated as other series of preferred stock, with dividend and liquidation preferences that are senior, and not available to, the holders of our common stock. In the event that we issue additional preferred stock, the holders of such stock, as well as the Series A Preferred Stock, shall be entitled to receive dividends and distributions prior to their receipt by the holders of our common stock. Thus, holders of common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

We may propose a reverse-split of our common stock. We may, at some time in the future, propose a reverse-split of our common stock. There can be no assurance that, in the event of a reverse-split, the stock will not otherwise decline in value.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are set forth on pages F-1 through F-15 and are incorporated herein by this reference. The financial statements are the financial statements of Summit Financial Services Group, Inc. and its subsidiaries on a consolidated basis.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2008 (the end of the fiscal year covered by this Annual Report).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Evaluation of Internal Control over Financial Reporting

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

Our management performed an assessment as of December 31, 2008 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Title
Marshall T. Leeds	53	Chairman of the Board, Chief Executive Officer and President
Steven C. Jacobs	48	Executive Vice President, Chief Financial Officer, Secretary and Director
Sanford B. Cohen	51	Director
Paul D. DeStefanis	48	Director
William L. Harvey	53	Director

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

Paul D. DeStefanis, Director. Mr. DeStefanis became a director of the Company and Summit Brokerage in February 2004. Mr. DeStefanis also serves as a member of our compensation and audit committees. He has over twenty years of financial and accounting experience. Mr. DeStefanis is currently principal of Advanced Business Valuations, a business valuation and litigation support services firm he founded in 1990. Mr. DeStefanis also sits on the board of directors of Emax, Inc. (d/b/a databazaar.com), an online retailer of imaging and information supplies. Between 1994–1996, Mr. DeStefanis served, on a part time basis, as Chief Financial Officer and Treasurer of The Commonwealth Group, a merchant banking and corporate consulting firm. Prior thereto, between 1990 and 1994, Mr. DeStefanis served as Senior Vice President, Treasurer and Chief Financial Officer for Jillian’s Entertainment Corp., a diversified publicly-held entertainment company. Between 1982 and 1990, Mr. DeStefanis held various positions with Deloitte & Touche. Mr. DeStefanis graduated from the University of Florida in 1982 with a BS in Accounting. In addition to being a Certified Public Accountant, he is an Accredited Business Valuator (AICPA designation), an Accredited Senior Appraiser (American Society of Appraisers designation) and a Certified Valuation Analyst (NACVA designation). Mr. DeStefanis is also a past member of the NACVA’S Education Board.

William L. Harvey, Director. Mr. Harvey became a director of the Company and Summit Brokerage in February 2004. Mr. Harvey also serves as a member of our audit committee. Mr. Harvey has over thirty years of financial and accounting experience. Mr. Harvey currently serves as the Chief Financial Officer for Interval Leisure Group, Inc. (NasdaqGS:IILG). From August 2006 through November 2007, Mr. Harvey served as Chief Financial Officer for TrialGraphix, Inc., a litigation support services firm. Immediately prior thereto, between 2003 and 2006, Mr. Harvey served as Vice President for LNR Property Corporation. Prior thereto, between 1992 and 2003, Mr. Harvey was Executive Vice President and Chief Financial Officer for Pan Am International Flight Academy, a privately held provider of flight training services. Prior to joining Pan Am, Mr. Harvey was a partner at Deloitte & Touche where he served as a member of the Firm’s National Office SEC Services Department for two years. Mr. Harvey graduated from Florida State University in 1977 with a BS in Accounting and he is also a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 that were furnished to us, and except as provided below, all such reports were timely filed. In connection with the Mediation Settlement Agreement entered into with Richard Parker (see “Item 3. – Legal Proceedings,” above), we repurchased an aggregate 2,912,077 shares of our common stock, as well as an option entitling the holder thereof to acquire up to 500,000 shares of our common stock, from Richard Parker, and to date, no Form 4 was filed by Mr. Parker in connection with such transaction.

Code of Ethics

We have adopted a code of ethics that for our Chief Executive Officer, and for our senior financial officers, including our Chief Financial Officer and principal accounting officer. Our code of ethics is included as an exhibit to this Annual Report on Form 10-K.

Audit Committee

The members of our audit committee are currently Paul D. DeStefanis and William L. Harvey. Messrs. DeStefanis and Harvey are considered “independent” as that term is defined in Nasdaq Rule 4200(a)(15). Further, the Board of Directors has determined that the audit committee has at least one financial expert, who is William Harvey.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company during the fiscal years ended December 31, 2008, and 2007 to our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity Incentive Plan Compensation ($) (g)		Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Marshall T. Leeds,	2008	$262,500	$—		$—	$10,001	$148,914	(2)	$—	$21,121	(3)	$442,536
Chairman of the Board, Chief Executive Officer and President	2007	$250,000	$48,400	(1)	$—	$281,402	$200,000	(4)	$—	$21,998	(3)	$801,800

Steven C. Jacobs,	2008	$178,500	$20,000	(1)	$—	$10,001	$—		$—	$17,921	(5)	$226,422
Executive Vice President, Chief Financial Officer, Secretary and Director	2007	$170,000	$20,000	(1)	$—	$13,962	$—		$—	$18,798	(5)	$222,760

(1)	Represents a discretionary bonus.
(2)	Represents non-discretionary bonus amounts accrued in 2008 but not paid until 2009.

(3)	Includes an automobile allowance, employee benefits in the form of health insurance, and club dues.
(4)	Represents non-discretionary bonus amounts accrued in 2007 but not paid until 2008.
(5)	Includes an automobile allowance and employee benefits in the form of health insurance.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options; stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2008.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Marshall T. Leeds	5,600,000	—	(1)		$0.25	3/22/2012
	40,000	—	(1)		$0.40	12/31/2014
	30,000	10,000	(2)		$0.28	12/31/2015
	20,000	20,000	(3)		$0.35	12/31/2013
	235,084	470,168	(4)		$0.32	1/1/2017
	235,084	470,168	(4)		$0.35	1/1/2017
	10,000	30,000	(5)		$0.70	12/31/2014
	—	40,000	(6)		$0.50	12/31/2015

	6,170,168	1,040,336					—	—	—	—

Steven C. Jacobs	20,000	—	(1)		$0.50	3/22/2012
	25,000	—	(1)		$0.50	8/2/2012
	600,000	—	(1)		$0.45	8/7/2013
	5,000	—	(1)		$0.50	12/22/2013
	40,000	—	(1)		$0.40	12/31/2013
	44,000	—	(1)		$0.40	6/1/2014
	6,500	—	(1)		$0.40	12/31/2014
	40,000	—	(1)		$0.40	12/31/2014
	30,000	10,000	(2)		$0.28	12/31/2015
	7,500	2,500	(2)		$0.28	12/31/2015
	20,000	20,000	(3)		$0.35	12/31/2013
	125,000	125,000	(3)		$0.32	12/31/2013
	125,000	125,000	(3)		$0.35	12/31/2013
	10,000	30,000	(5)		$0.70	12/31/2014
	—	40,000	(6)		$0.50	12/31/2015

	1,098,000	352,500					—	—	—	—

(1)	Options were fully vested as of December 31, 2005.
(2)	Options vest 25% on 12/31/06, 12/31/07, 12/31/08 and 12/31/09.
(3)	Options vest 25% on 12/31/07, 12/31/08, 12/31/09 and 12/31/10.
(4)	Options vest 33.3% on 1/1/08, 1/1/09 and 1/1/10.
(5)	Options vest 25% on 12/31/08, 12/31/09, 12/31/10 and 12/31/11.

(6)	Options vest 25% on 12/31/09, 12/31/10, 12/31/11 and 12/31/12.

Director Compensation

The following table sets forth certain information concerning compensation paid to our outside directors during the year ended December 31, 2008:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
William L. Harvey	$11,400		$29,478	(1)				$40,878
Paul D. DeStefanis	$1,400		$26,010	(2)				$27,410
Sanford B. Cohen	$1,400		$26,010	(3)				$27,410

	$14,200	$—	$81,498		$—	$—	$—	$95,698

(1)	As of December 31, 2008, Mr. Harvey beneficially owned options covering 300,000 shares of the Company’s common stock, all of which had vested. Mr. Harvey was also granted an option, on January 2, 2009, for an additional 95,000 shares, which options vested immediately upon issuance.
(2)	As of December 31, 2008, Mr. DeStefanis beneficially owned options covering 265,000 shares of the Company’s common stock, all of which had vested. Mr. DeStefanis was also granted an option, on January 2, 2009, for an additional 85,000 shares, which options vested immediately upon issuance.
(3)	As of December 31, 2008, Mr. Cohen beneficially owned options covering 305,000 shares of the Company’s common stock, all of which had vested. Mr. Cohen was also granted an option, on January 2, 2009, for an additional 85,000 shares, which options vested immediately upon issuance.

In serving on our Board, non-employee directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Non-employee directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the Audit Committee. In connection with their service to the Company in 2008, each non-employee director received an option for 75,000 shares of common stock at an exercise price equal to the price of our common stock at date of grant. Beginning in 2009, each non-employee director will receive an option for 85,000 shares of common stock. The Chairman of the Audit Committee received an option for an additional 10,000 shares on the same terms and conditions as the other option awards described herein provided to all outside directors.

Equity Compensation Plan Information

The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan, the 2006 Incentive Compensation Plan, and non-plan equity compensation agreements as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved By Shareholders	17,490,658	(1)	$0.40	4,904,276	(2)
Equity Compensation Plans Not Approved by Shareholders	1,230,650	(3)	$0.42	-0-

Total	18,721,308		$0.40	4,904,276	(2)

(1)	Includes 4,794,934 shares subject to outstanding options under the 2000 Incentive Compensation Plan, 7,095,724 shares subject to outstanding options under the 2006 Incentive Compensation Plan, as well as 5,600,000 shares subject to non-plan option agreements outstanding as of December 31, 2008.
(2)	Represents shares available for award grants under the 2006 Incentive Compensation Plan as of December 31, 2008.
(3)	Includes 447,650 shares subject to non-plan option agreements outstanding as of December 31, 2008 and 783,000 shares issuable upon exercise of common stock purchase warrants issued in connection with the private placement of our securities in 2002 and 2003.

Equity Compensation Plans Not Approved by Shareholders – Options. The equity compensation plans not approved by shareholders consist of 447,650 shares of the Company’s common stock issuable upon exercise of options, and which options were granted between 2000 and 2003. Options for 47,650 of these shares were issued prior to 2003 and have, with respect to options for 35,913 shares, an exercise price of $2.50 per share, all of which have vested. Options for 11,737 shares, having an exercise price of $1.00 per share, have all vested. We have also included herein a commitment, made in 2003, to issue up to 400,000 options at an exercise price of $0.45 per share, which options have a ten year term and vested with respect to 150,000 options, on February 3, 2004, and with respect to 125,000 options, on each of February 3, 2005 and 2006. The optionees may pay the exercise price with respect to their options either in cash, by check, with already owned shares of common stock of the Company that have been held by the optionee for at least six (6) months (or such other shares as will not cause the Company to recognize for financial accounting purposes a charge for compensation expense), or such other manner as provided in the agreements or as may otherwise be determined by the Company. The option agreements provide for appropriate adjustment of the number of shares subject to the options and the exercise price of the options in the event of any increase or decrease in the number of issued and outstanding shares of the Company’s capital stock resulting from a stock dividend, a recapitalization or other capital adjustment of the Company. The Company has discretion to make appropriate anti-dilution adjustments to outstanding options in the event of a merger, consolidation or other reorganization of the Company or a sale or other disposition of substantially all of the Company’s assets. The options are not assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an option is exercisable only by the optionee. In general, the vested portion of an option must be exercised within 90 days from disassociation with the Company.

Equity Compensation Plans Not Approved by Shareholders – Warrants. We issued common stock purchase warrants for 1,478,000 shares of our common stock to brokers and to certain administrative personnel in connection with our two private common stock offerings consummated in 2003. The warrants, which have a five year term commencing on either March 19, 2003 or April 11, 2003 and expire on either March 18, 2008 or April 10, 2008, vested immediately upon issuance and were exercisable at a price of $0.30 per share payable in cash or by check. In December 2006, the Company extended the term of warrants to purchase 838,000 shares of common stock by not more than two years. As of December 31, 2008, warrants to purchase 783,000 shares of common stock were outstanding. The holders of the warrants have piggy-back registration rights under which they may include in certain registration statements of the Company the shares of common stock issuable upon exercise of the warrants, subject to certain rights of the Company to cut-back the number of shares to be included under specified circumstances and to delay the filing or effectiveness of any registration statement or withdraw the registration statement. The warrant agreements contain certain cross-indemnification provisions in connection with the resale of the shares by the holders. The warrants contain anti-dilution provisions under which the exercise price of the warrants and the number of shares of common stock issuable upon their exercise are subject to adjustment in the event of stock splits, stock dividends, and in the event of a merger, consolidation, reorganization or reclassification of the capital stock of the Company.

Employment Agreements

Effective January 1, 2007, the Company entered into an employment agreement with Mr. Leeds for his continued service as Chairman of the Board, Chief Executive Officer, and President. Under the terms of such agreement, Mr. Leeds receives a base annual salary of $250,000 (subject to yearly increases of 5%), together with a non-discretionary bonus equal to 10% of the Company’s Earnings (as such term is defined within the new employment agreement), subject to a yearly limitation of $200,000 in 2007, $300,000 in 2008 and $400,000 thereafter. Mr. Leeds is also be entitled to receive a percentage of the commissions, if any, that he generates. Mr. Leeds also received an option to acquire up to 2.5% of the Company’s issued and outstanding shares of common stock at an exercise price of $.32 and an option to acquire up to 2.5% of the Company’s issued and outstanding shares of common stock at an exercise price of $.35. Based on the number of shares outstanding as of January 1, 2007, Mr. Leeds was issued an option to acquire up to 705,252 shares at an exercise price of $.32 and an option to acquire up to 705,252 shares at an exercise price of $.35.

In connection with the signing of employment agreements on May 22, 2002 and January 1, 2007, and the related issuance of options covering 7,000,000 shares and 1,410,504 shares (the “Leeds’ Options”), respectively, the Company has agreed to pay the amount of income tax liability incurred by Mr. Leeds upon exercise of the Leeds’ Options or any portion thereof that is directly related to such exercise; provided, however, that the Company’s obligation to pay such tax shall not exceed the amount of the tax benefit the Company receives as a direct result of Mr. Leeds’ exercise of the Leeds’ Options or any portion thereof. Coverage of such tax by the Company shall be made in the form of a bonus to Mr. Leeds, which will be also subject to the same tax coverage by the Company, up to a maximum amount of the Company’s tax benefit derived from such bonus. The tax benefit the Company receives with respect to any payment made by the Company pursuant to the aforementioned shall be determined solely with respect to the fiscal year of the Company in which the exercise of the Leeds’ Options, giving rise to such payment, occurs.

2006 Incentive Compensation Plan

On December 13, 2006, the Company’s shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to the 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (SARs), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan shall be 12,000,000 shares, plus the number of shares with respect to which awards previously granted under the 2006 Plan that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The 2006 Plan imposes individual limitations on the amount of certain awards in part to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other Company obligations, and other stock-based awards granted to any one participant may not exceed 2,000,000 shares for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000. The Board of Directors or Committee admitting the 2006 Plan is authorized to adjust the limitations described above and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The Board of Directors or Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles. As of December 31, 2008, the Company had issued, or committed to issue, options entitling the holders thereof to acquire up to 7.10 million shares under the 2006 Plan, leaving a total of 4.90 million shares available for future grants.

2000 Incentive Compensation Plan

Our 2000 Incentive Compensation Plan (the “Plan”), which was superceded by our 2006 Plan, was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provided for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. As of December 31, 2008, the Company had issued options entitling the holders thereof to acquire up to 4.79 million shares under the Plan. The exercise prices of the options range from $0.24 per share to $1.00 per share, and generally have scheduled vesting.

Options Granted Outside of Our 2000 Incentive Compensation Plan and 2006 Incentive Compensation Plan

As of December 31, 2008, we had options outstanding allowing the holders thereof to purchase an aggregate of 6.05 million shares of common stock with a range of exercise prices from $0.25 to $2.50 per share. Options for a total 5,600,000 shares expire on March 22, 2012, unless terminated earlier in accordance with their terms. All other non-plan options have a term of ten years from the date of grant unless otherwise terminated in accordance with their terms. In general, options granted outside the plans must be exercised within 90 days of an employee’s disassociation from the Company. All outstanding options granted outside of our plans were exercisable as of December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 17, 2009 with respect to the beneficial ownership of common stock by: (i) each Named Executive Officer; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Benefit Ownership		Percent of Class (2)
Common Stock	Marshall T. Leeds	13,040,336	(3)	40.6%
Common Stock	Steven C. Jacobs	1,618,000	(4)	6.0%
Common Stock	Sanford B. Cohen	390,000	(5)	1.5%
Common Stock	Paul D. DeStefanis	550,000	(6)	2.1%
Common Stock	William L. Harvey	395,000	(7)	1.5%
Common Stock	Antares Capital Fund III Limited Partnership(8)	4,000,000		15.7%
Common Stock	The Equity Group Inc. Profit Sharing Plan & Trust(9)	1,600,000		6.3%
Common Stock	All executive officers and directors as a group (5 persons)	15,993,336	(10)	46.0%

(1)	Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 980 North Federal Highway, Suite 310, Boca Raton, Florida 33432.
(2)

Based on 25,458,634 shares outstanding on March 17, 2009, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of March 17, 2009, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Includes: (a) 6,400,000 shares of common stock, and (b) 6,640,336 issuable pursuant to options exercisable within the next 60 days.
(4)

Includes 1,098,000 shares issuable pursuant to stock options exercisable within the next 60 days and 440,000 shares issuable pursuant to currently exercisable warrants. Also includes 80,000 shares of common stock owned of record by Mr. Jacobs and his spouse as tenants by the entireties, and with respect to such shares, Mr. Jacobs and his wife share voting and investment power.

(5)	Includes 390,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(6)	Includes 200,000 shares of common stock and 350,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(7)	Includes 395,000 shares issuable pursuant to stock options exercisable within the next 60 days.
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

(10)	Includes 9,313,336 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There were no related party transactions during the years ended December 31, 2008 or December 31, 2007.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Moore Stephens Lovelace, P.A., our principal accountants, billed us an aggregate of $83,000 and $74,000 for each of the fiscal years ended December 31, 2008 and 2007, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q and/or Form 10Q-SB during such fiscal years, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during such fiscal years.

Audit Related Fees

Our principal accountants billed us $2,335 and $6,800 for audit-related fees in each of the fiscal years ended December 31, 2008 and 2007 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants billed us $-0- and $-0- for fees and expenses for services performed relating to tax compliance, tax advice or tax planning in each of the fiscal years ended December 31, 2008 and 2007.

All Other Fees

Our principal accountants billed us $6,500 and $-0- for all other fees in the fiscal years ended December 31, 2008 and 2007 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors were authorized to perform audit services for the fiscal year ended 2008 by our Board of Directors and the Company’s Chief Executive Officer and Chief Financial Officer. Moore Stephens Lovelace, P.A. was appointed by our Audit Committee as our independent auditors for purposes of auditing and reviewing our financial statements for 2008. Our principal auditors informed our Audit Committee of the scope and nature of each service to be provided. During the year ended December 31, 2008, all services and fees rendered by Moore Stephens Lovelace, P.A. were approved by our Audit Committee in advance of providing such services.

Item 15.	Exhibits and Financial Statement Schedules

A. Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-K.

Number	Name

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment to Amended and Restated Articles of Incorporation (9)

3.3	Bylaws (1)

10.1	2000 Incentive Compensation Plan, as amended (6)

10.2	2000 Incentive Compensation Plan, as amended on June 22, 2005 (7)

10.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (2)

10.9	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (3)

10.10	Form of Warrants dated effective March 19, 2003 (4)

10.11	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective March 19, 2003 (6)

10.12	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective April 11, 2003 (6)

10.13	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (5)

10.14	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (5)

10.15	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (5)

10.16	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (5)

10.17	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #310 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.18	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #311 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.19	Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.20	Addendum to the Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.21	Employment Agreement between the Company and Marshall T. Leeds, dated January 1, 2007 (10)

10.22	2006 Incentive Compensation Plan (9)

10.23	Fully Disclosed Clearing Agreement of First Clearing, LLC, dated October 26, 2007 (11)

10.24	Fully Disclosed Clearing Agreement of Pershing, LLC, dated March 19, 2008 (11)

14.1	Code of Ethics for the CEO and Senior Financial Officers (11)

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(2)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended March 31, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(3)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(5)	Incorporated by reference to the Form 8-K filed on April 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.
(6)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2005, filed on August 15, 2005, file no. 0-29337.
(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005 filed March 31, 2006, file no. 0-29337.
(9)	Incorporated by reference to the Registrant’s Form 14A as filed on November 24, 2006, file no. 0-29337.
(10)	Incorporated by reference to the Form 8-K filed on January 4, 2007 by Summit Financial Services Group, Inc., file no. 0-29337.
(11)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007, filed March 31, 2008, file no. 0-29337.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Summit Financial Services Group, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL SERVICES GROUP, INC.

/s/ Marshall T. Leeds
Marshall T. Leeds
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: March 31, 2009

/s/ Steven C. Jacobs
Steven C. Jacobs
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: March 31, 2009

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall T. Leeds	Chairman of the Board and Chief Executive Officer	March 31, 2009
Marshall T. Leeds	(principal executive officer)

/s/ Steven C. Jacobs	Executive Vice President,	March 31, 2009
Steven C. Jacobs	Chief Financial Officer, and Secretary
(principal financial officer)

/s/ Paul D. DeStefanis	Director	March 31, 2009
Paul D. DeStefanis

/s/ William L. Harvey	Director	March 31, 2009
William L. Harvey

/s/ Sanford B. Cohen	Director	March 31, 2009
Sanford B. Cohen

SUMMIT FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Summit Financial Services Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants
Orlando, Florida
March 31, 2009

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Financial Condition

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash	$5,166,614	$4,828,606
Deposit held at clearing broker	128,648	28,144
Commissions receivable	865,899	943,117
Other receivables, net	654,742	251,030
Securities owned, at fair value	7,904	23,290
Prepaid expenses and other current assets	512,649	533,846
Property and equipment, net	152,728	135,740
Goodwill	500,714	500,714
Customer list, net	—	179,913
Deposit	—	675,000

Total assets	$7,989,898	$8,099,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,079,671	$1,200,489
Accrued commissions expense	1,400,342	1,433,155

Total liabilities	2,480,013	2,633,644

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 25,473,546 issued and 25,458,634 outstanding at December 31, 2008; 28,249,987 issued and 28,235,075 outstanding at December 31, 2007	2,547	2,825
Additional paid-in capital	9,747,038	10,088,338
Unearned stock-based compensation	(823,322)	(983,982)
Treasury stock, 14,912 shares, at cost	(10,884)	(10,884)
Accumulated deficit	(3,405,507)	(3,630,554)

Total stockholders’ equity	5,509,885	5,465,756

Total liabilities and stockholders’ equity	$7,989,898	$8,099,400

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For The Years Ended December 31, 2008 and 2007

	2008	2007
Revenues
Commissions	$32,269,835	$36,010,952
Interest and dividends	1,307,988	1,213,211
Other	343,326	316,603

	33,921,149	37,540,766

Expenses
Commissions and clearing costs	26,194,047	29,519,900
Employee compensation and benefits	4,597,796	3,943,210
Occupancy and equipment	625,301	615,201
Communications	421,068	353,960
Depreciation and amortization	261,704	235,046
Other operating expenses	1,281,581	1,354,401

	33,381,497	36,021,718

Income before income taxes	539,652	1,519,048
Provision for income taxes	299,605	30,394

Net income	$240,047	$1,488,654

Basic income per common share	$0.01	$0.05

Diluted income per common share	$0.01	$0.04

Weighted average common shares outstanding:
Basic	25,697,561	28,210,280

Diluted	30,811,704	33,507,206

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2008 and 2007

	Preferred Stock Series A		Common Stock
	Number of Shares Outstanding	Par Value	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Unearned Stock Compensation	Treasury Stock	Accumulated Deficit	Total Stock-holders’ Equity
Balances, December 31, 2006	125,000	$13	28,210,075	$2,822	$9,306,635	$(484,263)	$(10,884)	$(5,104,208)	$3,710,115
Preferred stock dividend	—	—	—	—	—	—	—	(15,000)	(15,000)
Issuance of options – employees	—	—	—	—	623,320	(623,320)	—	—	—

Issuance of options – non-employees	—	—	—	—	236,240	(236,240)	—	—	—

Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(90,354)	359,841	—	—	269,487
Exercise of options	—	—	25,000	3	12,497	—	—	—	12,500
Net income	—	—	—	—	—	—	—	1,488,654	1,488,654

Balances, December 31, 2007	125,000	$13	28,235,075	$2,825	$10,088,338	$(983,982)	$(10,884)	$(3,630,554)	$5,465,756
Retirement of purchased shares	—	—	(2,912,077)	(291)	(672,768)	—	—	—	(673,059)
Preferred stock dividend	—	—	—	—	—	—	—	(15,000)	(15,000)
Issuance of options – employees	—	—	—	—	223,700	(223,700)	—	—	—
Issuance of options – non-employees	—	—	—	—	124,295	(124,295)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(59,510)	508,655	—	—	449,145
Exercise of options and warrants	—	—	135,636	13	42,983	—	—	—	42,996

Net income	—	—	—	—	—	—	—	240,047	240,047
Balances, December 31, 2008	125,000	$13	25,458,634	$2,547	$9,747,038	$(823,322)	$(10,884)	$(3,405,507)	$5,509,885

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income	$240,047	$1,488,654
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	81,791	55,142
Stock-based compensation	449,141	269,487
Amortization of customer list	179,913	179,903
Changes in:
Deposit held at clearing brokers	(100,504)	(1,201)
Commissions receivable	77,221	216,811
Other receivables	(403,712)	28,073
Prepaid expenses and other current assets	21,197	(199,734)
Securities owned	15,386	(14,053)
Accounts payable and accrued expenses	(120,818)	189,404
Accrued commissions expense	(32,813)	(504,684)

Net cash provided by operating activities	406,849	1,707,802

Cash flows from investing activities
Purchase of property and equipment	(98,779)	(85,576)

Cash flows from financing activities
Dividends paid – preferred stock	(15,000)	(15,000)
Proceeds from exercise of stock options and warrants	42,996	12,500
Escrowed funds for share repurchase	1,942	(675,000)

Net cash provided (used) in financing activities	29,938	(677,500)

Net increase in cash and cash equivalents	338,008	944,726
Cash and cash equivalents at beginning of year	4,828,606	3,883,880

Cash and cash equivalents at end of year	$5,166,614	$4,828,606

The accompanying notes are an integral part of the financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—Summit Financial Services Group, Inc. (“SFSG”) is a holding company whose principal operating subsidiary is Summit Brokerage Services, Inc. (“SBS”). Through its network of approximately 130 independent branch offices, as well as its one company-owned office, SBS provides a wide range of financial products and services to clients across the country. SBS is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of the Financial Industry Regulatory Authority (“FINRA”) (f/k/a NASD), the Securities Investor Protection Corporation, the Municipal Securities Rulemaking Board and the National Futures Association.

CONSOLIDATION POLICY—The accompanying consolidated financial statements include the accounts of the SFSG and its subsidiaries (collectively, the “Company’). SFSG’s primary subsidiary is SBS and its wholly owned subsidiaries Summit Financial Group, Inc. (a registered investment advisor), SBS Insurance Agency of Florida, Inc. (an insurance business) and its wholly owned subsidiaries, and Summit Holding Group, Inc. (a holding company). All significant intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS—The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

DEPOSITS HELD AT CLEARING BROKERS—The Company has interest-bearing deposits with its clearing brokers. The clearing brokers require deposits of all introducing brokers for whom they transact business.

COMMISSIONS RECEIVABLE—Based upon past experience and a review of the individual accounts, management believes the commissions receivable as of December 31, 2008 and 2007 are fully collectible; accordingly, no allowance for uncollectability has been recorded.

OTHER RECEIVABLES, NET—Other receivables are comprised primarily of amounts due from the Company’s financial advisors in the form of both non-forgivable and forgivable loans. Non-forgivable loans are typically repaid by the financial advisor from the amounts they would otherwise be due as a result of their gross production, while the forgivable loans are amortized, typically over a period of four years. Any amortized amounts are included in commissions and clearing costs in the accompanying Consolidated Statement of Income. The Company’s policy is to establish an allowance against the net amount of the loans. Furthermore, management periodically reviews the loans to determine whether additional amounts should be allowed. As of December 31, 2008 and 2007, the Company had established an allowance of approximately $85,000 and $31,000 respectively. In the event a financial advisor’s affiliation terminates prior to either the repayment of the loan or its complete amortization, the financial advisor is required to repay such balance to the Company.

SECURITIES OWNED, AT FAIR VALUE— Securities owned are valued at estimated fair value, as determined by management. The resulting differences between cost and estimated fair value are included in the consolidated statement of income.

PROPERTY AND EQUIPMENT—Property and equipment is stated at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized over the estimated remaining term of the related leases. (See Note 2.)

TREASURY STOCK—Treasury stock is reflected at cost.

COMMISSION REVENUE AND EXPENSE—Commission revenue and the corresponding expense are recorded on a trade-date basis. The Company receives commissions and fee income on securities transactions sold by its financial advisors. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the financial advisors based on a formal commission payout schedule maintained with each financial advisor and/or branch licensee. The following table reflects the various sources of revenue for the years ended December 31, 2008 and 2007:

	2008	2007
Insurance related products	$11,427,393	$13,904,400
Equities	6,585,257	9,267,796
Mutual funds	4,592,263	5,532,949
Investment advisory fees	5,931,367	4,949,633
Other commission income	3,733,555	2,356,174

Total	$32,269,835	$36,010,952

INCOME TAXES—Income taxes are provided for the tax effects of transactions reported in the financial statements and consist primarily of taxes currently due plus deferred taxes.

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax may also be recognized for operating losses and tax credits that are available to offset future taxable income. (See Note 10.)

STOCK OPTIONS—The Company accounts for stock-based compensation using the fair market value method under the provisions of SFAS No. 123(R). Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The amortization of earned stock expense related to issuances to employees is included in the accompanying consolidated statements of income under the caption “Employee Compensation and Benefits”, while the amortization of earned stock expense related to issuances to non-employees is included under the caption “Other Operating Expenses.” (See Note 8.)

INCOME PER SHARE—Basic income per share for the years ended December 31, 2008 and 2007 has been computed by dividing net income (less preferred dividends of $15,000 in each of 2008 and 2007) by the weighted average number of common shares outstanding. For the years ended December 31, 2008 and 2007, the following table reflects the effect of dilutive options and warrants and convertible preferred stock on basic and diluted earnings per share (“EPS”).

	2008			2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$240,047			$1,488,654
Less: preferred stock dividends	(15,000)			(15,000)

Income available to common shareholders	225,047	25,697,561	$0.01	1,473,654	28,210,280	$0.05
Effect of dilutive securities	—	5,114,143		—	5,296,926

Diluted EPS
Income available to common shareholders plus assumed conversions	$225,047	30,811,704	$0.01	$1,473,654	33,507,206	$0.04

The number of potentially anti-dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2008 and 2007, totaled 7,148,915 and 6,735,627, respectively.

NEW ACCOUNTING STANDARDS— FSP 142-3—In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value under FASB Statement No. 141, Business Combinations. FSP 142-3 is effective for the Company beginning January 1, 2009. Management is currently assessing the potential impact that the adoption of FSP 142-3 in 2009 could have on the Company’s financial statements.

ESTIMATES—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates by management include the determination of the amounts to accrue with respect to certain litigation, the ultimate outcome of which is not determinable until such litigation has been settled, the valuation of intangible assets, the allowances for notes receivable from financial advisors, and stock-based compensation. Actual results could differ from those estimates.

RECLASSIFICATIONS—Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for 2007.

NOTE 2—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
Computer systems and software	$302,548	$210,981
Equipment and furniture	53,120	52,398
Leaseholds	13,722	7,231

Total	369,390	270,610
Less: accumulated depreciation and amortization	(216,662)	(134,870)

Total property and equipment, net	$152,728	$135,740

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2008 and 2007:

	2008	2007
Accounts payable	$194,921	$83,959
Accrued expenses and other accrued liabilities	657,790	807,378
Accrued wages and other	226,960	309,152

	$1,079,671	$1,200,489

NOTE 4—GOODWILL AND CUSTOMER LIST

In January 2003, the Company acquired, in an asset purchase agreement, a branch office (the “Boca Branch”) from Wachovia Securities Financial Network, Inc. (“Wachovia”). The purchase price was approximately $1,856,000, which was paid to Wachovia over four years. The purchase price was paid by SBS in periodic payments over the four-year period commencing January 2003. The continuous employment of all of the representatives operating from within the Boca Branch was not guaranteed; however, for certain representatives who did not maintain employment with the Company through the period ended January 2, 2005, a pro-rata adjustment was made to the purchase price.

Based upon management’s estimates, the original purchase price, including transaction costs, has been allocated as follows: Customer list—$1,142,000; Goodwill—$532,000; Equipment—$6,000; imputed interest—$176,000. The customer list was amortized over its estimated beneficial life of six years. Amortization of the customer list for each of the years ended December 31, 2008 and 2007 was approximately $180,000. As of December 31, 2008, the customer list had been fully amortized.

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” the customer list and goodwill have been reviewed for impairment, with the Company recording such adjustments, if any, that are deemed appropriate. No such impairment expense was recorded in 2008 or 2007.

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

On December 12, 2007, SBS entered into a Mediation Settlement Agreement (“Agreement”) with Richard Parker (“Parker”), SBS’s former Vice Chairman and President and a principal shareholder of the Company. In accordance with the terms of the Agreement, all disputes relating to the litigation styled Summit Brokerage Services, Inc. v. Richard Parker (the “Suit”), which the Company commenced on August 18, 2003 in Palm Beach County, Florida, were resolved, subject to the fulfillment of certain conditions specified in the Agreement. The Agreement required Parker to relinquish all security interest he had in the Company, totaling 3,421,927 shares of our Common Stock (including 500,000 shares to be acquired through the exercise of an option (the “Option”)). In exchange, the Company was obligated to, among other things, pay $675,000 to Mr. Parker on or before December 31, 2007. On December 31, 2007, the Company paid the $675,000 to Parker’s counsel, which amount was held in escrow pending the delivery by Parker of the shares and the Option. This amount is reflected in the Consolidated Statement of Financial Condition at December 31, 2007 as “deposit.” On January 3, 2008, Parker delivered to the Company 2,479,252 shares, together with the Option. Accordingly, Summit authorized the release of $587,687 from escrow, with the balance to be released upon the delivery by Parker of the remaining shares. On August 25, 2008, Parker delivered to the Company an additional 432,825 shares of common stock, and the Company authorized the release of $85,370 from escrow. Subsequent thereto, $1,943 was returned to the Company from the escrow proceeds.

NOTE 6—PREFERRED STOCK

On March 27, 2002 the Company amended its Articles of Incorporation to designate 150,000 shares as Series A Convertible Preferred Stock from its 5,000,000 authorized shares of “blank check” preferred stock, par value $0.0001 per share. During the year ended December 31, 2001, the Company issued 125,000 shares of 12%, cumulative Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $125,000. The number of shares of common stock which may be issued in respect of the shares of Series A Preferred Stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A Preferred Stock being converted multiplied by 115% of the subscription price of $1.00 per Series A Preferred share, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the Series A Preferred Stock were converted as of December 31, 2008 and 2007 was 143,750. All such Series A Preferred Stock is non-voting stock. The holders of Series A Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During each of 2008 and 2007, we paid or accrued a total of $15,000 in dividends and reflected, as of December 31, 2008 and 2007, accrued dividends of $20,376 and $17,376, respectively. As of December 31, 2008 and 2007, undeclared dividends in arrears approximated $26,000 and $23,000, respectively. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of Series A Preferred Stock. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time after August 1, 2002, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7—TREASURY STOCK

Treasury stock is reflected at cost, and consists of 14,912 shares of common stock at December 31, 2008 and 2007.

NOTE 8—STOCK OPTIONS AND WARRANTS

The Company accounts for all option issuances (including those issued by SFSG to both employees and non-employees of SBS on behalf of SBS) in accordance with FAS No. 123(R). In connection therewith, the Company records, upon the issuance of each option, unearned stock-based compensation in an amount equal to the number of shares covered by the option multiplied by the fair value per option. The amount recorded as unearned stock-based compensation is then amortized over the vesting period of the option. Consequently, the total expense recognized in the current period represents the amortized portion, if any, of the fair value of all outstanding options.

During 2008 and 2007, SFSG, on behalf of the Company, issued, in the aggregate, options to non-employees entitling the holders thereof to purchase up to 661,653 and 809,172 shares, respectively, with a fair market value of approximately $124,000 and $236,000, respectively. As a result of these, as well as prior issuances, the Company recognized an expense of approximately $141,000 and $96,000, respectively. During 2008 and 2007, SFSG issued, on behalf of the Company, options to employees entitling the holders thereof to purchase up to 934,845 and 2,711,036 shares, respectively, which issuances were recorded at their fair market value of approximately $224,000 and $623,000, respectively. For the years ended December 31, 2008 and 2007, the Company recognized an expense equal to $326,000 and $210,000, respectively, related to the amortization of unearned stock-based compensation to employees.

Certain non-employees and employees discontinued providing services or employment with the Company for which unearned compensation was being expensed. The Company’s policy states that, in general, upon disengagement with the Company, all vested options must be exercised within 90 days or the options become forfeited. If options are cancelled or forfeited prior to becoming fully vested, the Company recaptures any previously recognized expense in the current period. For the years ended December 31, 2008 and 2007, options covering 215,141 and 750,950 shares, respectively, were cancelled or forfeited and $9,000 and $18,000, respectively, of amortization expense was recaptured for non-employees. For the years ended December 31, 2008 and 2007, options covering 322,600 and 257,907 shares, respectively, were cancelled or forfeited and $9,000 and $18,000, respectively, of amortization expense was recaptured for employees. For the years ended December 31, 2008 and 2007, options covering 133,607 and -0- shares, respectively, expired. Option cancellations in 2008 also include an option to acquire 500,000 shares that was issued to a former officer and director that was cancelled by the Company as part of a legal settlement. (See Note 5.)

For the years ended December 31, 2008 and 2007, options allowing the holders to purchase a total of 35,636 and 25,000 shares, respectively, were exercised for total consideration of $12,996 and $12,500, respectively. Additionally, in 2008, a warrant entitling the holder to purchase a total of 100,000 shares was exercised for total consideration of $30,000.

As of December 31, 2008, there was approximately $823,000 of total unrecognized stock-based compensation cost. This cost is expected to be recognized over a weighted average period of 2.4 years.

Stock option activity during 2007 and 2008 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	15,067,891	$0.36
Granted	3,520,208	$0.52
Forfeited, Cancelled or Expired	(1,008,857)	$0.44
Exercised	(25,000)	$0.50

Outstanding at December 31, 2007	17,554,242	$0.39
Granted	1,596,498	$0.58
Forfeited, Cancelled or Expired	(1,176,796)	$0.32
Exercised	(35,636)	$0.36

Outstanding at December 31, 2008	17,938,308	$0.41

The weighted average fair value of options granted for 2008 was $0.24 per option.

The range of exercise prices for options outstanding at December 31, 2008 was $0.24 to $2.50. The following table summarizes information about options outstanding at December 31, 2008:

	Outstanding Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.24 - $0.30	6,973,749	3.3	$0.25
$0.32 - $0.40	4,167,211	5.3	$0.35
$0.42 - $0.45	2,602,823	3.9	$0.48
$0.51 - $0.60	1,890,883	2.9	$0.60
$0.65 - $0.70	2,067,780	4.0	$0.70
$0.75 - $0.80	168,215	3.8	$0.76
$1.00 - $2.50	67,647	2.4	$1.80

	17,938,308	3.9	$0.41

	Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price
$0.24 - $0.30	6,914,178	$0.25
$0.32 - $0.40	2,658,828	$0.36
$0.42 - $0.50	1,908,239	$0.48
$0.51 - $0.60	996,883	$0.60
$0.65 - $0.70	829,561	$0.70
$0.75 - $0.80	153,215	$0.77
$1.00 - $2.50	67,650	$1.80

	13,528,554	$0.37

As of December 31, 2008, the aggregate intrinsic value of vested and exercisable options was approximately $1.06 million, based on a year-end closing price for the Company’s common stock of $.45 per share.

During 2003, the Company issued warrants entitling the holders thereof to acquire up to 1,478,000 shares of common stock at a price of $.30 per share. These warrants were exercisable for a period of five years and had expiration dates ranging from March 18, 2008 to April 11, 2008. During 2006, the Company agreed to extend the term of warrants covering 838,000 shares of common stock by two years, with expiration dates now ranging from March 18, 2010 to April 11, 2010. As of December 31, 2008 and 2007, warrants entitling the holders thereof to acquire up to 783,000 and 1,428,000 shares of common stock, respectively, were outstanding.

For purposes of valuing options in accordance with FAS No. 123(R), the Company uses the Black-Scholes option pricing model. For the years ended December 31, 2008 and 2007, the following assumptions have been utilized:

	2008	2007
Expected life (in years)	5.0 – 7.0	1.0 – 10.0
Risk-free interest rate	1.55% - 3.45%	3.45% - 6.00%
Volatility	42% - 57%	37% - 42%
Dividend yield	0.0%	0.0%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases office space under four non-cancellable operating leases. Under these leases, the Company occupies approximately 14,200 square feet of office space in five suites within the same building in Boca Raton, Florida. On June 25, 2003, the Company entered into two of these long-term leases for space totaling approximately 6,300 square feet. These leases both commenced on February 1, 2004 and expire on January 31, 2010. On May 1, 2006, the Company entered into another long-term lease for approximately 600 square feet, which lease expires on January 31, 2010. On March 22, 2005, the Company entered into an additional long-term lease for space totaling approximately 7,400 square feet. This lease, which commenced on February 1, 2005 and expires on January 31, 2010, provides for monthly base rent in the amount of $13,579. The lease allows for a remodeling allowance of $38,850, which has been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit is being amortized over the term of the lease as a reduction to the amount of rent expense. In addition to the base rent, all of these leases require the Company to pay its pro-rata share of common area expenses and management fees, which amount currently approximates 60% of the base rent. Total rent expense, including month-to-month leases for the year ended December 31, 2008 and 2007, was approximately $525,000 and 573,000, respectively.

The Company also leases certain equipment under an operating lease, which lease provides for minimum monthly payments of approximately $2,500 through December 2011.

The approximate minimum rent payments due under the Company’s five operating leases (based only on the base rent, without regard to the Company’s share of common areas and other expenses) are as follows:

Year	Amount
2009	$336,000
2010	55,000
2011	29,000
2012	2,000

Total	$422,000

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

The Company is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including FINRA, the United States Securities and Exchange Commission, and the various securities commissions of the states and jurisdictions in which it operates. As part of the regulatory process, the Company is subject to routine examinations, the purpose of which is to determine the Company’s compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the Company has violated certain of these rules and regulations. Where possible, the Company endeavors to correct such asserted violations. In certain circumstances, and depending on the nature and extent of the violations, the Company may be subject to disciplinary action, including fines.

Retirement Plan

The Company has a retirement plan, which management believes qualifies as a deferred compensation plan (the “Plan”), under Section 401(k) of the Internal Revenue Code. All employees who are at least 21 years old are eligible to participate in the Plan on the first day of the month following their six-month anniversary of service. During the years ended December 31, 2008 and 2007, the Company matched 100% of the eligible participant’s contribution up to 3% of the participant’s qualifying wages and then 50% of the next 2% of participant’s contribution. Company matching contributions charged to wages and related expenses for the year ended December 31, 2008 and 2007 approximated $120,000 and $132,000, respectively.

Natural Disasters

The Company’s operations are located in an area that has been, and will potentially be, affected by tropical storms. In prior years, some portions of the Company’s operations have been impacted by such storms. Although the Company maintains business interruption insurance, and has filed claims related to storms in prior years, there can be no assurance that, in the future, the amount of such proceeds will be sufficient to offset any losses incurred. The Company does not reserve any amounts for such contingency.

Clearing Firms

Included in the Company’s clearing agreements with its clearing brokers is an indemnification clause. This clause relates to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing brokers to the extent of the net loss on the unsettled trade. At December 31, 2008, management of the Company had not been notified by the clearing brokers, nor were they otherwise aware, of any potential losses relating to this indemnification.

Other

In connection with the execution of employment agreements with, and the related issuance of stock options to, the Company’s Chief Executive Officer, the Company has agreed to pay the income tax liability incurred by the Chief Executive Officer upon the exercise of such stock options. The Company’s obligation to pay such tax, however, shall not exceed the amount of the tax benefit the Company receives as a direct result of the Chief Executive Officer’s exercise of the stock options or any portion thereof. No options were exercised by the Chief Executive Officer during either 2007 or 2008.

NOTE 10—INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. As of December 31, 2008 and 2007, the Company recognized a deferred tax asset of approximately $853,000 and $798,000, respectively, the significant components of which are as follows:

	2008	2007
Amortization of stock-based compensation	$523,000	$388,000
Amortization of customer list and goodwill	179,000	157,000
Allowances and other items	151,000	140,000
Net operating losses	-0-	113,000

	$853,000	$798,000

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2008 and 2007, the Company has established a valuation allowance equal to the amount of the deferred tax asset. The valuation allowance increased by approximately $55,000 during the year ended December 31, 2008.

During 2008, the Company utilized the remaining available amounts of its net operating loss carryforwards. The Company’s effective tax rate differs from the statutory federal income tax rate due to the following:

	December 31, 2008	December 31, 2007
Tax at statutory rate	34%	34%
Increase (decrease) resulting from:
Effect of state income tax	3%	3%
Effect of non-deductible expenses	26%	2%
Effect of utilization of net operating loss carryforward	(9)%	(39)%
Effect of other items	2%	2%

Effective tax rate	56%	2%

The federal and state income tax provision is approximately as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Current
Federal	$157,000	$30,000
State	27,000	—

	184,000	30,000

Deferred
Federal	102,000
State	14,000	—

	116,000	—

Total provision for income taxes	$300,000	$30,000

NOTE 11—CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments, commissions receivable, and other receivables. The Company places its temporary cash investments with financial institutions, which balances may exceed federally-insured limits.

During the years ended December 31, 2008 and 2007, transactions representing approximately 53% and 48%, respectively, of the Company’s total commission revenues were processed through one of the Company’s Clearing Brokers. At December 31, 2008 and 2007, commissions receivable from this Clearing Broker represented approximately 39% and 42%, respectively, of total commissions receivable.

FAIR VALUE—All financial instruments are carried at amounts that approximate fair value because of the short maturity of these instruments.

NOTE 12—NET CAPITAL REQUIREMENT

SBS is a “Fully Disclosed Broker-Dealer.” The Company does not carry customer accounts and does not accept customer funds or securities. Instead, it has entered into a “clearing agreement” with its clearing brokers and has fully disclosed all of its customer accounts to these brokers.

The Company is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. Under the Rule, the Company is required to maintain at least $250,000 in net capital. The Rule also requires that the Company’s ratio of aggregate indebtedness to net capital not exceed 15 to 1, as computed under SEC Rule 15c-3-1.

At December 31, 2008 and 2007, the Company had net capital of approximately $2.0 million and $2.1 million, respectively, and the Company’s aggregate indebtedness to net capital ratio was 1.26 to 1 and 1.27 to 1, respectively, as computed under SEC Rule 15c-3-1.

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