Form 10-Q
period 2009-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2009-05-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 12, 2009
Common Stock Par value $0.0001 per share	25,458,634

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment, economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$4,906,761	$5,166,614
Deposit held at clearing brokers	128,659	128,648
Commissions receivable	1,409,820	865,899
Other receivables, net	710,602	654,742
Securities owned, at fair value	8,375	7,904
Prepaid expenses and other current assets	357,669	512,649
Property and equipment at cost, net	134,913	152,728
Goodwill	500,714	500,714

TOTAL ASSETS	$8,157,513	$7,989,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$898,524	$1,079,671
Accrued commission expense	1,684,776	1,400,342

TOTAL LIABILITIES	2,583,300	2,480,013
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 25,473,546 issued and 25,458,634 outstanding at March 31, 2009 and December 31, 2008	2,547	2,547
Additional paid-in capital	9,800,761	9,747,038
Unearned stock-based compensation	(722,846)	(823,322)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(3,495,378)	(3,405,507)

TOTAL STOCKHOLDERS’ EQUITY	5,574,213	5,509,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,157,513	$7,989,898

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Loss

	For The Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues
Commissions	$7,670,490	$8,284,570
Interest and dividends	301,176	340,171
Other	106,342	99,301

	8,078,008	8,724,042

Expenses
Commissions and clearing costs	6,248,791	6,820,669
Employee compensation and benefits	1,192,329	1,244,358
Occupancy and equipment	155,777	158,322
Communications	112,895	101,031
Depreciation and amortization	19,311	62,781
Other operating expenses	435,027	284,617

	8,164,130	8,671,778

Income (loss) before income taxes	(86,122)	52,264

Provision for income taxes	—	—

Net income (loss)	$(86,122)	$52,264

Basic income (loss) per common share	$(0.00)	$0.00

Diluted income (loss) per common share	$(0.00)	$0.00

Weighted average common shares outstanding:
Basic	25,458,634	25,866,754

Diluted	25,458,634	31,194,112

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(86,122)	$52,264
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	19,311	17,805
Stock based compensation, net	154,200	173,354
Amortization of customer list	—	44,976
Amortization of advisor notes	40,030	14,976
Changes in:
Deposits held at clearing brokers	(10)	(100,201)
Commissions receivable	(543,921)	(408,406)
Other receivables	(95,890)	(78,000)
Prepaid expenses and other	154,980	260,949
Securities owned	(471)	9,152
Accounts payable and accrued expenses	(181,148)	(244,238)
Accrued commission expense	284,434	201,842
Deposits	—	587,687

Net cash provided by (used in) operating activities	(254,607)	532,160

Cash flows from investing activities
Purchase of property and equipment	(1,496)	(24,956)

Net cash used in investing activities	(1,496)	(24,956)

Cash flows from financing activities
Purchase and retirement of common stock shares	—	(587,687)
Payment of preferred stock dividend	(3,750)	(3,750)
Proceeds from exercise of warrants	—	30,000

Net cash used in financing activities	(3,750)	(561,437)

Net decrease in cash and cash equivalents	(259,853)	(54,233)
Cash and cash equivalents at beginning of period	5,166,614	4,828,606

Cash and cash equivalents at end of period	$4,906,761	$4,774,373

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2009

NOTE 1—GENERAL

The condensed consolidated financial statements for the three-month periods ended March 31, 2009 and March 31, 2008 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.

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

Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for the period ended March 31, 2008.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of stock options calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method.

As of March 31, 2009, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 18.9 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing the diluted loss per share, the Company has not assumed the exercise of any options and warrants because the effect thereof would be either non- or anti-dilutive. As of March 31, 2008, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 18.0 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing diluted earnings per share, the Company has assumed the exercise of options and warrants for approximately 12.9 million shares only, since the options and warrants for the remaining approximately 5.2 million shares are either non- or anti-dilutive.

Preferred stock dividends in arrears as of March 31, 2009 approximated $21,000.

Stock-Based Awards

The Company accounts for stock-based compensation using the fair market value method under the provisions of SFAS No. 123(R). Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The amortization of earned stock expense related to issuances to employees is included in the accompanying consolidated statements of income under the caption “Employee Compensation and Benefits”, while the amortization of earned stock expense related to issuances to non-employees is included under the caption “Other Operating Expenses.”

During the three-month period ended March 31, 2009, the Company issued, in the aggregate, options with fair market values of approximately $72,000 and $2,500 to employees and non-employees, respectively. During the same period, the Company recognized net amortization expense of approximately $131,000 and $23,000 of expense related to the issuance in the current and prior periods of options to employees and non-employees, respectively. During the three-month period ended March 31, 2008, the Company issued, in the aggregate, options to employees with a fair market value of approximately $81,000. The Company did not issue any options to non-employees. During the same period, the Company recognized net amortization expense of approximately $141,000 and $32,000 of expense related to the issuance in the current and prior periods of options to employees and non-employees, respectively.

NOTE 3—INCOME TAXES

The Company has not provided for income taxes for the three months ended March 31, 2009 based on the Company’s current estimate of the effective tax rate for the full year ended December 31, 2009. For the three months ended March 31, 2008, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $54,000, fully offset by the use of an equal portion of the Company’s net operating loss carryforward.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2009, Summit Brokerage had net capital of approximately $2.17 million, which was $1.92 million in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.22 to 1 at March 31, 2009.

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

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month periods ended March 31, 2009 and 2008 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

The Company is a Florida-based financial services holding company that provides, through its Summit Brokerage operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, under licenses held by its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary (or by SBSIA’s subsidiary entities). Summit Brokerage also provides, through its SEC registered investment advisor subsidiary, Summit Financial Group, Inc. (“SFG”), asset management and investment advisory services. SFSG was incorporated under the laws of the State of Florida in 2003.

Summit Brokerage is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) (f/k/a National Association of Securities Dealers, Inc. (“NASD”)), the Municipal Securities Rule Making Board (“MSRB”), the National Futures Association (“NFA”) and the Securities Investor Protection Corporation (“SIPC”), and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG is registered or eligible to conduct business as an investment advisor in 35 states and the District of Columbia. SBSIA, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

As of April 2009, we had approximately 250 financial advisors operating from approximately 156 offices located throughout the country, with approximately one third of those offices located in Florida and the Southeast United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the quarters ending March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
Insurance related products	$2,680,681	33%	$2,996,188	34%
Equities	1,867,361	23	1,594,263	18
Mutual funds	863,036	11	1,283,723	15
Investment advisory fees	1,210,492	15	1,574,393	18
Other commission income	1,048,920	13	836,003	10
Miscellaneous	407,518	5	439,472	5

Total	$8,078,008	100%	$8,724,042	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the quarter ended March 31, 2009, our results were negatively impacted by a lack of investor confidence resulting from the turmoil in the financial markets, as well as an overall concern about the economy. As a result, our revenue per financial advisor declined, even though we increased the number of financial advisors licensed with Summit Brokerage. Prospectively, we believe that a lack of investor confidence will continue through 2009, and potentially beyond, as concerns about the both the national as well as global economy persist. A continued lack of investor confidence will negatively impact our operating results.

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

Despite the aforementioned, we continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of securities, namely equities, fixed income and investment advisory products. There can be no assurance that we will be successful in our recruiting efforts. By focusing our business plan on increasing our network of affiliated financial advisors, we believe we can expand our base of revenue and our network for the retail brokerage of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch, however, we may evaluate potential acquisitions, including those that would result in acquired financial advisors becoming employees of Summit Brokerage. Historically, Summit Brokerage has recruited offices comprised of between one and three financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we will also target larger offices comprised of many financial advisors. Because of the size of these larger offices, we may be required to pay a greater percentage of the office’s commissions then we would pay to a smaller office. As a result, if we are successful, of which no assurance can be given, we may experience a potential decline in our gross margin percentage.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended March 31, 2009 (the “2009 Quarter”) and the comparable period in the prior year (the “2008 Quarter”).

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

Revenue:

Commission revenue of approximately $7.67 million for 2009 Quarter represents a decline of approximately $.61 million, or 7%, over the $8.28 million of commission revenue reported for the 2008 Quarter. For the 2009 Quarter, our revenues were negatively impacted by the turmoil experienced by the financial markets, and the related loss of investor confidence, which resulted in a decline in the average production per financial advisor. This decline, however, was partially offset by an increase in the number of financial advisors associated with Summit Brokerage. For the balance of 2009, we believe general market conditions, and therefore investor confidence, will continue to be negatively impacted which will therefore adversely affect our operating results.

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

Interest and dividends decreased by approximately $39,000 from approximately $340,000 in the 2008 Quarter to approximately $301,000 in the 2009 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Should interest rates remain at their current levels, or decline even further, we expect that the amounts received by Summit Brokerage will decline over amounts paid in prior years. The loss of a significant amount of these payments could have a material adverse impact on the Company’s operating results.

Expenses:

Commissions and clearing costs decreased to approximately $6.25 million in the 2009 Quarter, which represents a decrease of $.57 million, or 8%, from the approximately $6.82 million reported for the 2008 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, decreased in the 2009 Quarter to 81.5% from 82.3% in the 2008 Quarter. Prospectively, we would expect this percentage to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch. For the 2009 Quarter, this decline was due to the reversal of approximately $100,000 in commission expense that had previously been recorded for which the Company was ultimately determined to have no liability. In the absence of such reversal, commissions and clearing costs, as a percentage of commission revenue, would have been approximately 82.8%.

Employee compensation and benefits decreased to approximately $1.19 million in the 2009 Quarter, which represents a decrease of approximately $50,000, or 4%, from the approximately $1.24 million reported for the 2008 Quarter. This decline was due primarily to a reduction in accrued performance-based employee compensation, as well as a decrease in payroll tax and certain employee benefit costs. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2009 and 2008 Quarters, a total of approximately $131,000 and $141,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Communications costs increased by approximately $12,000, or 12%, to $113,000 in the 2009 Quarter from approximately $101,000 in the 2008 Quarter. The increase was due primarily to an increase in the costs to maintain our technology infrastructure. A portion of the increase is also attributable to an increase in the net cost that we pay our Clearing Brokers to provide technology to Summit Brokerage and its financial advisors.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $150,000, or 53%, to approximately $435,000 during the 2009 Quarter from approximately $285,000 for the 2008 Quarter. During the 2009 Quarter, we experienced increases in costs related to licensing and registrations, advertising and marketing, and attracting and hiring financial advisors. These increases were partially offset by a decrease in our net insurance costs. Other operating expenses also include amounts paid for legal, accounting and litigation costs. For the 2009 Quarter, such expenses increased by approximately $80,000 over the 2008 Quarter, due primarily to an increase in costs related to arbitrations and litigation. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2009 and 2008 Quarters, a total of approximately $23,000 and $32,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Net Income:

For the 2009 Quarter, we generated a net loss of approximately $86,000, or $0.00 per basic and diluted share, as compared to net income reported for the 2008 Quarter of approximately $52,000, or $0.00 per basic and diluted share.

Liquidity and Capital Resources

Net cash used by operating activities during the 2009 Quarter totaled approximately $255,000 compared to net cash provided by operating activities of approximately $532,000 during the 2008 Quarter. Cash provided by, or used in, operating activities for any period includes net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. For the 2009 Quarter, cash flows from operating activities were positively impacted by non-cash stock-based compensation of approximately $154,000, versus approximately $173,000 during the 2008 Quarter. Cash provided by operating activities also decreased as a result of the net change in certain balance sheet accounts. For the 2009 Quarter, the net change in these balance sheet accounts resulted in a decrease in cash provided by operating activities of approximately $382,000, versus an increase in cash provided by operating activities of approximately $229,000 for the 2008 Quarter.

Cash and cash equivalents decreased during the 2009 Quarter by approximately $260,000 to approximately $4,907,000 at March 31, 2009 from approximately $5,167,000 at December 31, 2008. This decrease was due almost entirely to the increase in cash used in operations as previously described.

During the 2009 Quarter, we purchased approximately $1,500 of property and equipment, which amount was $23,500 less than the approximately $25,000 purchased during the 2008 Quarter. We do not project material capital expenditures over the next twelve months.

Financing activities used cash of $3,750 during the 2009 Quarter, which was entirely for the dividends paid on our Series A preferred stock. For the 2008 Quarter, financing activities were comprised primarily of the purchase (approximately $588,000) by the Company of the common stock (and a stock option) held by a former officer and shareholder, as well as the receipt of $30,000 in proceeds from the exercise of a common stock warrant.

Inflation. Inflation has not been a major factor in our business since inception.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of March 31, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMIT FINANCIAL SERVICES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	Summit Financial Services Group, Inc.
(Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2009	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.