Form 10-Q
period 2009-06-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2009-08-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 12, 2009
Common Stock Par value $0.0001 per share	25,458,634

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$5,024,185	$5,166,614
Deposits held at clearing brokers	128,670	128,648
Commissions receivable	1,249,082	865,899
Notes receivable, net	891,665	512,456
Other receivables, net	99,499	142,286
Securities owned, at fair value	10,428	7,904
Prepaid expenses and other current assets	334,499	512,649
Property and equipment at cost, net	130,959	152,728
Goodwill	500,714	500,714

TOTAL ASSETS	$8,369,701	$7,989,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$835,877	$1,079,671
Accrued commission expense	1,775,176	1,400,342

TOTAL LIABILITIES	2,611,053	2,480,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 25,473,546 issued and 25,458,634 outstanding at June 30, 2009 and December 31, 2008	2,547	2,547
Additional paid-in capital	9,801,258	9,747,038
Unearned stock-based compensation	(624,579)	(823,322)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(3,409,707)	(3,405,507)

TOTAL STOCKHOLDERS’ EQUITY	5,758,648	5,509,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,369,701	$7,989,898

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues
Commissions	$9,743,970	$8,168,257
Interest and dividends	322,733	302,798
Other	133,545	95,166

	10,200,248	8,566,221

Expenses
Commissions and clearing costs	8,180,070	6,483,744
Employee compensation and benefits	1,146,344	1,184,231
Occupancy and equipment	154,533	159,563
Communications	99,905	115,373
Depreciation and amortization	18,242	66,658
Other operating expenses	511,733	301,312

	10,110,827	8,310,881

Income before income taxes	89,421	255,340

Provision for income taxes	—	105,567

Net income	$89,421	$149,773

Basic income per common share	$—	$0.01

Diluted income per common share	$—	$—

Weighted average common shares outstanding:
Basic	25,458,634	25,852,457

Diluted	29,996,406	30,255,719

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues
Commissions	$17,414,460	$16,452,827
Interest and dividends	623,909	642,969
Other	239,887	194,468

	18,278,256	17,290,264

Expenses
Commissions and clearing costs	14,428,861	13,304,413
Employee compensation and benefits	2,338,673	2,428,589
Occupancy and equipment	310,310	317,885
Communications	212,800	216,404
Depreciation and amortization	37,553	129,439
Other operating expenses	946,760	580,170

	18,274,957	16,976,900

Income before income taxes	3,299	313,364

Provision for income taxes	—	111,327

Net income	$3,299	$202,037

Basic income per common share	$—	$0.01

Diluted income per common share	$—	$0.01

Weighted average common shares outstanding:
Basic	25,458,634	25,854,140

Diluted	30,186,254	31,353,832

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,299	$202,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	37,553	39,487
Stock based compensation, net	252,964	267,411
Amortization of customer list	—	89,952
Amortization of advisor notes	98,434	33,123
Changes in:
Deposits held at clearing brokers	(21)	(100,319)
Commissions receivable	(383,183)	(464,947)
Notes receivable	(478,058)	(147,465)
Other receivables	43,203	39,672
Prepaid expenses and other	178,149	311,073
Securities owned	(2,524)	13,957
Accounts payable and accrued expenses	(243,795)	(287,995)
Accrued commission expense	374,834	10,589
Deposits	—	583,625

Net cash provided by (used in) operating activities	(119,145)	590,200

Cash flows from investing activities
Purchase of property and equipment	(15,784)	(50,392)

Net cash used in investing activities	(15,784)	(50,392)

Cash flows from financing activities
Purchase and retirement of common stock shares	—	(587,687)
Payment of preferred stock dividend	(7,500)	(7,500)
Proceeds from exercise of warrants	—	30,874

Net cash used in financing activities	(7,500)	(564,313)

Net decrease in cash and cash equivalents	(142,429)	(24,505)
Cash and cash equivalents at beginning of period	5,166,614	4,828,606

Cash and cash equivalents at end of period	$5,024,185	$4,804,101

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2009

NOTE 1—GENERAL

The condensed consolidated financial statements for the three- and six-month periods ended June 30, 2009 and June 30, 2008 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.

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

Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for the three- and six month periods ended June 30, 2008.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of stock options and warrants calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three- and six-month periods ended June 30, 2009 and June 30, 2008, respectively, the Company has assumed the exercise of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended June 30,						For The Six Months Ended June 30,
	2009			2008			2009			2008
	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive
Options	18,080	12,145	5,935	17,175	10,003	7,172	18,080	10,773	7,307	17,175	10,946	6,229
Warrants	783	783	—	808	808	—	783	783	—	808	808	—
Preferred	144	—	144	144	—	144	144	—	144	144	—	144

Total	19,007	12,928	6,079	18,127	10,811	7,316	19,007	11,556	7,451	18,127	11,754	6,373

Preferred stock dividends in arrears as of June 30, 2009 approximated $22,000.

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

The following schedule is intended to reflect the total fair market values of options issued to both employees and non-employees during the three- and six-month periods ended June 30, 2009 and 2008, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options in the current and prior periods:

	For The Three Months Ended June 30,		For The Six Months Ended June 30
	2009	2008	2009	2008
Fair market value of options issued - employees	$-0-	$10,000	$72,000	$81,000
Fair market value of options issued - non-employees	$5,500	$1,000	$8,000	$1,000
Net amortization expense - options issued to employees	$65,000	$61,000	$196,000	$202,000
Net amortization expense - options issued to non-employees	$34,000	$33,000	$57,000	$65,000

NOTE 3—INCOME TAXES

The Company has not provided for income taxes for the three or six month periods ended June 30, 2009 based on the Company’s current estimate of its taxable income for the full year ended December 31, 2009. For the three- and six-month periods ended June 30, 2008, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $105,000 and $111,000 respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2008.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2009, Summit Brokerage had net capital of approximately $2.09 million, which was $1.84 million in excess of its SEC-required minimum net capital of $250,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.28 to 1 at June 30, 2009.

NOTE 5—CONTINGENCIES

The Company is, or may become, a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses which could result from asserted matters. Management believes that, to the best of its knowledge, the range of potential net losses resulting from currently asserted proceedings in excess of the accrued amount, if any, will not be material to the Company’s financial position or results of operations. Management cannot currently determine with any certainty the effect that any unasserted proceedings may have on the Company’s financial position or results of operations.

NOTE 6—SUBSEQUENT EVENTS

In May 2009, the Financial Accounting Standards Board issued new professional standards related to subsequent events (“Standards”) which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standards provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the Standards during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. Management evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and six-month periods ended June 30, 2009 and 2008 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of July 2009, we had approximately 275 financial advisors operating from approximately 165 offices located throughout the country. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month and six-month periods ended June 30, 2009 and 2008:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2009		2008		2009		2008
Insurance related products	$3,130,209	31%	$2,718,645	32%	$5,810,890	31%	$5,714,834	33%
Equities	2,742,630	27	1,733,559	20	4,609,991	25	3,327,823	19
Mutual funds	1,168,449	12	1,350,015	16	2,031,485	11	2,633,737	15
Investment advisory fees	1,262,057	12	1,491,092	17	2,472,549	14	3,065,485	18
Other commission income	1,440,624	14	874,946	10	2,489,545	14	1,710,948	10
Miscellaneous	456,279	4	397,964	5	863,796	5	837,437	5

Total	$10,200,248	100%	$8,566,221	100%	$18,278,256	100%	$17,290,264	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the three- and six-month periods ended June 30, 2009, our revenues were positively impacted (when compared with the same periods of the prior year) by the net addition of new financial advisors, which more than offset a decline in per advisor production resulting from a lack of investor confidence in the financial markets, as well as an overall concern about the economy. Prospectively, we believe that a lack of investor confidence may continue through 2009, and potentially beyond, as concerns about the both the national as well as global economy persist. A continued lack of investor confidence will negatively impact our operating results.

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

Despite the aforementioned, we continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of securities, namely equities, fixed income and investment advisory products. There can be no assurance that we will be successful in our recruiting efforts. By focusing our business plan on increasing our network of affiliated financial advisors, we believe we can expand our base of revenue and our network for the retail brokerage of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch, however, we may evaluate potential acquisitions, including those that would result in adding financial advisors becoming employees of Summit Brokerage. Historically, Summit Brokerage has recruited offices comprised of between one and five financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we will also target larger offices comprised of many financial advisors. Because of the size of these larger offices, we may be required to pay a greater percentage of the office’s commissions then we would pay to a smaller office. As a result, if we are successful, of which no assurance can be given, we may experience a potential decline in our gross margin percentage.

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

As we continue to grow, we may also incur increases in expenses related to, among other things, marketing and recruiting, personnel, office space, and the amortization of forgivable loans provided to newly recruited financial advisors. There can be no assurance that any increased revenue from growth will be sufficient to offset any increased expenses. Furthermore, the Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts in the form of both forgivable and non-forgivable loans to financial advisors. As of June 30, 2009, the net carrying value of these loans was approximately $892,000, compared with approximately $512,000 as of December 31, 2008 and $254,000 as of June 30, 2008. As a result, the Company’s future earnings may be significantly less than in prior years.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended June 30, 2009 (the “2009 Quarter”) and the comparable period in the prior year (the “2008 Quarter”), as well as the results of operations for the six months ended June 30, 2009 (the “2009 Period”) and the comparable period in the prior year (the “2008 Period”).

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

Revenue:

Commission revenue of approximately $9.74 million for 2009 Quarter represents an increase of approximately $1.57 million, or 19%, over the $8.17 million of commission revenue reported for the 2008 Quarter. For the 2009 Quarter, our revenues were positively impacted by the net addition of new financial advisors. This increase, however, was partially offset by a decline in per advisor production resulting from a lack of investor confidence in the financial markets. For the balance of 2009, we believe general market conditions, and therefore investor confidence, may continue to be negatively impacted which will therefore adversely affect our operating results.

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

Interest and dividends increased by approximately $20,000 from approximately $303,000 in the 2008 Quarter to approximately $323,000 in the 2009 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Should interest rates remain at their current levels, or decline even further, we expect that the amounts received by Summit Brokerage will decline over amounts paid in prior years. The loss of a significant amount of these payments could have a material adverse impact on the Company’s operating results.

Expenses:

Commissions and clearing costs increased to approximately $8.18 million in the 2009 Quarter, which represents an increase of $1.7 million, or 26%, from the approximately $6.48 million reported for the 2008 Quarter. Typically, commissions and clearing costs will increase or decrease in approximately the same proportion as commission revenue rises or falls. For the 2009 Quarter, the increase in commissions and clearing costs (26%) exceeded the increase in commission revenue (19%) primarily due to a temporary increase in the percentage of their gross commissions that Summit Brokerage was paying to its newly recruited financial advisors as an incentive for joining the Firm. Furthermore, although Summit brokerage received a bonus from one of its clearing firms in the 2009 Quarter that served to reduce its gross commission and clearing costs, the amount of the bonus was less than that received by Summit Brokerage during the 2008 Quarter. As a result, the percentage of commissions and clearing costs to commission revenue increased from 79.4% during the 2008 Quarter to 84.0% during the 2009 Quarter. In the absence of these bonuses, commission and clearing costs as a percentage of commission revenue would have been approximately 84.6% and 80.9% for the 2009 Quarter and the 2008 Quarter, respectively. Prospectively, and in the absence of such bonuses, we would expect this percentage to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch. Furthermore, because of increased competition, the percentage that we pay our newly recruited advisors of their gross commissions may increase.

Employee compensation and benefits decreased to approximately $1.15 million in the 2009 Quarter, which represents a decrease of approximately $38,000, or 3%, from the approximately $1.18 million reported for the 2008 Quarter. This decline was due primarily to a reduction in accrued performance-based employee compensation, as well as a decrease in payroll tax and certain employee benefit costs. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2009 and 2008 Quarters, a total of approximately $65,000 and $61,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Communications costs decreased by approximately $15,000, or 13%, to $100,000 in the 2009 Quarter from approximately $115,000 in the 2008 Quarter. The decrease was due primarily to a reduction in fees paid to outside parties for the maintenance and support of our technology infrastructure.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $210,000, or 70%, to approximately $511,000 during the 2009 Quarter from approximately $301,000 for the 2008 Quarter. This increase was due primarily to an increase in legal, accounting and litigation costs of approximately $122,000, combined with advertising and marketing costs of approximately $97,000 and costs of recruiting our financial advisors of approximately $47,000. These increases were partially offset by a decrease in our net insurance costs. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2009 and 2008 Quarters, a total of approximately $34,000 and $33,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Net Income:

For the 2009 Quarter, we generated net income of approximately $89,000, or $0.00 per basic and diluted share, as compared to net income reported for the 2008 Quarter of approximately $150,000, or $0.01 per basic and $0.00 per diluted share.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

Revenue:

Commission revenue of approximately $17.41 million for the 2009 Period represents an increase of approximately $.96 million, or 6%, over the $16.45 million of commission revenue reported for the 2008 Period. For the 2009 Period, our revenues were positively impacted by the net addition of new financial advisors. This increase, however, was partially offset by a decline in per advisor production resulting from a lack of investor confidence in the financial markets. For the balance of 2009, we believe general market conditions, and therefore investor confidence, may continue to be negatively impacted which will therefore adversely affect our operating results.

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

Interest and dividends decreased by approximately $19,000 from approximately $643,000 in the 2008 Period to approximately $624,000 in the 2009 Period. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Should interest rates remain at their current levels, or decline even further, we expect that the amounts received by Summit Brokerage will decline over amounts paid in prior years. The loss of a significant amount of these payments could have a material adverse impact on the Company’s operating results.

Expenses:

Commissions and clearing costs increased to approximately $14.43 million in the 2009 Period, which represents an increase of $1.13 million, or 8%, from the approximately $13.3 million reported for the 2008 Period. Typically, commissions and clearing costs will increase or decrease in approximately the same proportion as commission revenue rises or falls. For the 2009 Period, the increase in commissions and clearing costs (8%) exceeded the increase in commission revenue (6%) primarily due to a temporary increase in the percentage of their gross commissions that Summit Brokerage was paying to its newly recruited financial advisors as an incentive for joining the Firm. Furthermore, although Summit brokerage received a bonus from one of its clearing firms in the 2009 Period that served to reduce its gross commission and clearing costs, the amount of the bonus was less than that received by Summit Brokerage during the 2008 Period. Additionally, during the 2009 Period, Summit Brokerage reversed approximately $100,000 in commission expense that had previously been recorded for which the Company was ultimately determined to have no liability. In the absence of such a bonus and commission expense reversal, commissions and clearing costs, as a percentage of commission revenue would have been approximately 83.8% for the 2009 Period, compared with approximately 81.6% for the 2008 Period when adjusted for the bonuses. Prospectively, and in the absence of such bonuses, we would expect this percentage to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch. Furthermore, because of increased competition, the percentage that we pay our newly recruited advisors of their gross commissions may increase.

Employee compensation and benefits decreased to approximately $2.34 million in the 2009 Period, which represents a decrease of approximately $90,000, or 4%, from the approximately $2.43 million reported for the 2008 Period. This decline was due primarily to a reduction in accrued performance-based employee compensation, as well as a decrease in payroll tax and certain employee benefit costs. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2009 and 2008 Periods, a total of approximately $196,000 and $202,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $365,000, or 63%, to approximately $945,000 during the 2009 Period from approximately $580,000 for the 2008 Period. This increase was due primarily to an increase in advertising and marketing costs of approximately $124,000, as well as an increase in the costs of recruiting our financial advisors of approximately $102,000. These increases were partially offset by a decrease in our net insurance costs. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2009 and 2008 Periods, a total of approximately $57,000 and $65,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Net Income:

For the 2009 Period, we generated net income of approximately $3,300, or $0.00 per basic and diluted share, as compared to net income reported for the 2008 Period of approximately $202,000, or $0.01 per basic and diluted share.

Liquidity and Capital Resources

Net cash used by operating activities during the 2009 Period totaled approximately $119,000 compared to net cash provided by operating activities of approximately $590,000 during the 2008 Period. Cash provided by, or used in, operating activities for any period includes the net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. The change between the 2009 and 2008 Periods is due largely to a decrease in net income of approximately $200,000, a net increase in other receivables of approximately $337,000 (representing primarily both forgivable and non-forgivable loans provided to advisors in connection with their affiliation with Summit Brokerage), and a decrease in deposits on hand of approximately $584,000, which amount was used to repurchase shares of our common stock during the 2008 Period.

Cash and cash equivalents decreased during the 2009 Period by approximately $142,000 to approximately $5,024,000 at June 30, 2009 from approximately $5,166,000 at December 31, 2008. This decrease was due almost entirely to the increase in cash used in operations as previously described.

During the 2009 Period, we purchased approximately $16,000 of property and equipment, which amount was $34,000 less than the approximately $50,000 purchased during the 2008 Period. We do not project significant capital expenditures over the next twelve months.

Financing activities used cash of $7,500 during the 2009 Period, which was entirely for the dividends paid on our Series A preferred stock. For the 2008 Period, financing activities were comprised primarily of the purchase (approximately $588,000) by the Company of the common stock (and a stock option) held by a former officer and shareholder, as well as the receipt of $30,000 in proceeds from the exercise of a common stock warrant.

Inflation. Inflation has not been a major factor in our business since inception.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of June 30, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended June 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2009	Summit Financial Services Group, Inc.
(Registrant)

/s/ Marshall T. Leeds
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2009	/s/ Steven C. Jacobs
Steven C. Jacobs, Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.