Form 10-Q
period 2009-09-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2009-11-16
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 12, 2009
Common Stock Par value $0.0001 per share	25,458,634

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$5,907,478	$5,166,614
Deposits held at clearing brokers	128,680	128,648
Commissions receivable	2,456,016	865,899
Notes receivable, net	992,271	512,456
Other receivables, net	101,198	142,286
Securities owned, at fair value	10,495	7,904
Prepaid expenses and other current assets	258,580	512,649
Property and equipment at cost, net	119,241	152,728
Goodwill	500,714	500,714

TOTAL ASSETS	$10,474,673	$7,989,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,786,217	$1,079,671
Accrued commission expense	2,732,944	1,400,342

TOTAL LIABILITIES	4,519,161	2,480,013
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 25,473,546 issued and 25,458,634 outstanding at September 30, 2009 and December 31, 2008	2,547	2,547
Additional paid-in capital	9,796,266	9,747,038
Unearned stock-based compensation	(521,785)	(823,322)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(3,310,645)	(3,405,507)

TOTAL STOCKHOLDERS’ EQUITY	5,955,512	5,509,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,474,673	$7,989,898

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$12,156,651	$8,413,408
Interest and dividends	358,287	317,767
Other	148,594	76,796

	12,663,532	8,807,971

EXPENSES
Commissions and clearing costs	10,271,137	6,833,635
Employee compensation and benefits	1,246,775	1,148,160
Occupancy and equipment	158,136	153,609
Communications	115,229	103,903
Depreciation and amortization	18,075	67,680
Other operating expenses	529,264	248,872

	12,338,616	8,555,859

INCOME BEFORE INCOME TAXES	324,916	252,112
PROVISION FOR INCOME TAXES	222,104	101,072

NET INCOME	$102,812	$151,040

EARNINGS PER SHARE:
BASIC	$—	$—

DILUTED	$—	$—

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	25,458,634	25,688,204

DILUTED	29,417,520	30,943,406

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
REVENUES
Commissions	$29,571,111	$24,866,235
Interest and dividends	982,196	960,736
Other	388,480	271,264

	30,941,787	26,098,235

EXPENSES
Commissions and clearing costs	24,699,998	20,138,048
Employee compensation and benefits	3,585,448	3,576,749
Occupancy and equipment	468,446	471,493
Communications	328,029	320,307
Depreciation and amortization	55,628	197,119
Other operating expenses	1,476,022	829,042

	30,613,571	25,532,758

INCOME BEFORE INCOME TAXES	328,216	565,477
PROVISION FOR INCOME TAXES	222,104	212,400

NET INCOME	$106,112	$353,077

EARNINGS PER SHARE:
BASIC	$—	$0.01

DILUTED	$—	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	25,458,634	25,798,424

DILUTED	29,887,365	31,269,734

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$106,112	$353,077
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	55,628	62,183
Stock based compensation, net	350,766	356,495
Amortization of customer list		134,936
Amortization of advisor notes	178,007	54,788
Changes in:
Deposits held at clearing brokers	(33)	(100,427)
Commissions receivable	(1,590,118)	(131,789)
Notes receivable	(657,822)	(298,782)
Other receivables	41,088	(90,966)
Prepaid expenses and other	254,071	438,560
Securities owned	(2,591)	13,681
Accounts payable and accrued expenses	706,546	(93,867)
Accrued commission expense	1,332,601	365,916
Deposits	—	667,138

Net cash provided by operating activities	774,255	1,730,943

Cash flows from investing activities
Purchase of property and equipment	(22,141)	(85,849)

Net cash used in investing activities	(22,141)	(85,849)

Cash flows from financing activities
Purchase and retirement of common stock shares	—	(673,048)
Payment of preferred stock dividend	(11,250)	(11,250)
Proceeds from exercise of warrants	—	30,874

Net cash used in financing activities	(11,250)	(653,424)

Net increase in cash and cash equivalents	740,864	991,670
Cash and cash equivalents at beginning of period	5,166,614	4,828,606

Cash and cash equivalents at end of period	$5,907,478	$5,820,276

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2009

NOTE 1—GENERAL

The condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2009 and September 30, 2008 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.

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

Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for the three- and nine-month periods ended September 30, 2008.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive common stock equivalents includes the effect of stock options and warrants calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three- and nine-month periods ended September 30, 2009 and September 30, 2008, respectively, the Company has assumed the exercise of those securities as follows:

(Shares and CSEs in 000’s)

	For The Three Months Ended September 30,						For The Nine Months Ended September 30,
	2009			2008			2009			2008
	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive
Options	18,057	10,771	7,286	16,994	10,733	5,478	18,057	10,771	7,286	16,994	10,733	6,261
Warrants	783	783	—	783	783	—	783	783	—	783	783	—
Preferred	144	—	144	144	—	144	144	—	144	144	—	144

Total CSEs	18,984	11,554	7,430	17,921	11,516	5,622	18,984	11,554	7,430	17,921	11,516	6,405
Shares Deemed Repurchased		(7,595)			(6,261)			(7,126)			(6,044)

Net Shares Deemed Issued		3,959			5,255			4,428			5,472
Common Shares		25,459			25,688			25,459			25,798

Total Shares and CSEs		29,418			30,943			29,887			31,270

Preferred stock dividends in arrears as of September 30, 2009 approximated $23,000.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED—(Continued)

FINANCIAL STATEMENTS

September 30, 2009

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

The following schedule is intended to reflect the total fair market values of options issued to both employees and non-employees during the three- and nine-month periods ended September 30, 2009 and 2008, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options in the current and prior periods:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30
	2009	2008	2009	2008
Fair market value of options issued - employees	$500	$22,000	$73,000	$114,000
Fair market value of options issued - non-employees	$-0-	$9,000	$8,000	$10,000
Net amortization expense - options issued to employees	$63,000	$55,000	$259,000	$257,000
Net amortization expense - options issued to non-employees	$35,000	$33,000	$92,000	$99,000

NOTE 3—INCOME TAXES

For the three- and nine-month periods ended September 30, 2009, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $222,000 based on the Company’s estimated effective tax rate for the year ending December 31, 2009. For the three- and nine-month periods ended September 30, 2008, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $101,000 and $212,000 respectively, based on the Company’s estimated effective tax rate for the year ended December 31, 2008. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as timing differences, in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by its pre-tax book income) from period to period, regardless of the Company’s effective tax rate for purposes of determining its federal and state income tax liability.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2009, Summit Brokerage had net capital of approximately $2.22 million, which was $1.92 million in excess of its SEC-required minimum net capital of $305,000. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 2.06 to 1 at September 30, 2009.

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

NOTE 6—SUBSEQUENT EVENTS

In May 2009, the Financial Accounting Standards Board issued new professional standards related to subsequent events (“Standards”) which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standards provide guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the Standards during the second quarter of 2009, and its adoption of the Standards had no impact on the Company’s condensed consolidated financial statements. Management evaluated subsequent events through the date the accompanying financial statements were issued, which was November 16, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and nine-month periods ended September 30, 2009 and 2008 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

Summit Brokerage is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) (f/k/a National Association of Securities Dealers, Inc. (“NASD”)), the Municipal Securities Rule Making Board (“MSRB”), the National Futures Association (“NFA”) and the Securities Investor Protection Corporation (“SIPC”), and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG is registered or eligible to conduct business as an investment advisor in 36 states and the District of Columbia. SBSIA, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

As of October 2009, we had approximately 300 financial advisors operating from approximately 190 offices located throughout the country. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month and nine-month periods ended September 30, 2009 and 2008:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2009		2008		2009		2008
Insurance related products	$4,205,421	33%	$3,115,209	35%	$10,016,310	32%	$8,830,043	34%
Equities	3,375,359	27	1,604,744	18	7,985,350	26	4,932,567	19
Mutual funds	1,601,010	12	1,022,784	12	3,632,495	12	3,656,521	14
Investment advisory fees	1,626,295	13	1,538,655	17	4,098,844	13	4,604,140	17
Other commission income	1,348,567	11	1,132,016	13	3,838,112	12	2,842,964	11
Miscellaneous	506,880	4	394,563	5	1,370,676	5	1,232,000	5

Total	$12,663,532	100%	$8,807,971	100%	$30,941,787	100%	$26,098,235	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the three- and nine-month periods ended September 30, 2009, our revenues were positively impacted (when compared with the same periods of the prior year) by the net addition of new financial advisors, which more than offset a decline in per advisor production resulting from a lack of investor confidence in the financial markets, as well as concern about the economy, during the first quarter of 2009. Prospectively, a lack of investor confidence, including as a result of concerns about both the national as well as global economy, will negatively impact our operating results.

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

Despite the aforementioned, we continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of securities, namely equities, fixed income and investment advisory products. There can be no assurance that we will be successful in our recruiting efforts. By focusing our business plan on increasing our network of affiliated financial advisors, we believe we can expand our base of revenue and our network for the retail brokerage of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch, however, we may evaluate potential acquisitions, including those that would result in adding financial advisors who become employees of Summit Brokerage. Historically, Summit Brokerage has recruited offices comprised of between one and five financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we may also target larger offices comprised of many financial advisors. Because of the size of these larger offices, we may be required to pay a greater percentage of the office’s commissions than we would pay to a smaller office. As a result, if we are successful, of which no assurance can be given, we may experience a potential decline in our gross margin percentage.

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

As we continue to grow, we may also incur increases in expenses related to, among other things, marketing and recruiting, personnel, office space, and the amortization of forgivable loans provided to newly recruited financial advisors. There can be no assurance that any increased revenue from growth will be sufficient to offset any increased expenses. In addition, the Company may elect to expand the types of trading activities in which it serves as a principal, which transactions are inherently more risky than transactions in which the Company serves as an agent. Furthermore, the Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts in the form of both forgivable and non-forgivable loans to financial advisors. As of September 30, 2009, the net carrying value of these loans was approximately $992,000, compared with approximately $512,000 as of December 31, 2008 and $439,000 as of September 30, 2008. As a result, the Company’s future earnings will be impacted by the amortization expense related to, or the possible write-off of, such notes.

For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs for the next 12 months. The Company may, however, seek additional capital within the next 12 months should it elect to continue pursuing a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company. In addition, we anticipate that our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a materially adverse affect on our ability to execute our growth strategy to the extent desired.

Results of Operations

The following discussion relates to the results of operations for the three-month and nine-month periods ended September 30, 2009 (the “2009 Quarter” and the “2009 Period”, respectively) and the comparable period in the prior year (the “2008 Quarter” and the “2008 Period”, respectively).

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

Revenue

Commission revenue of approximately $12.16 million for 2009 Quarter represents an increase of approximately $3.75 million, or 45%, over the $8.41 million of commission revenue reported for the 2008 Quarter. For the 2009 Quarter, our revenues were positively impacted by the net addition of new financial advisors, as well as by an increase in investor confidence as measured by increases in the major market indices.

In any period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of non-equity-related investment products, such as fixed income securities. Additionally, during any period, we may add or lose, a significant number of financial advisors who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Interest and dividends increased by approximately $40,000 from approximately $318,000 in the 2008 Quarter to approximately $358,000 in the 2009 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Should interest rates decline in the future, the amount that Summit Brokerage earns may also decline. The loss of a significant amount of these payments could have a material adverse impact on the Company’s operating results.

Expenses:

Commissions and clearing costs increased to approximately $10.27 million in the 2009 Quarter, which represents an increase of $3.44 million, or 50%, from the approximately $6.83 million reported for the 2008 Quarter. Typically, commissions and clearing costs will increase or decrease in approximately the same proportion as commission revenue rises or falls. For the 2009 Quarter, the increase in commissions and clearing costs exceeded the increase in commission revenue primarily due to a greater percentage of our commissions being generated by our independent financial advisors who, because they are responsible for the payment of all costs associated with operating their offices, are paid a higher percentage of the commissions they generate (typically 80% to 90%). Commissions and clearing costs were also impacted as a result of a temporary increase in the percentage of the gross commissions that Summit Brokerage was paying to its newly recruited financial advisors as an incentive for joining the Firm. As a result, the percentage of commissions and clearing costs to commission revenue increased from 81.2% during the 2008 Quarter to 84.5% during the 2009 Quarter.

Employee compensation and benefits increased to approximately $1.25 million in the 2009 Quarter, which represents an increase of approximately $100,000, or 9%, from the approximately $1.15 million reported for the 2008 Quarter. This increase was due, in part, primarily to the addition of several employees. Additionally, we include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2009 and 2008 Quarters, a total of approximately $63,000 and $55,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Communications costs increased by approximately $11,000, or 11%, to $115,000 in the 2009 Quarter from approximately $104,000 in the 2008 Quarter. The increase was due primarily to an increase in fees paid to outside parties for the maintenance and support of our technology infrastructure.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $280,000, or 112%, to approximately $529,000 during the 2009 Quarter from approximately $249,000 for the 2008 Quarter. This difference was due primarily to increases in litigation costs, advertising and marketing costs, and the costs of recruiting financial advisors. These increases were partially offset by a decrease in our net insurance costs. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2009 and 2008 Quarters, a total of approximately $35,000 and $33,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

For the 2009 Quarter, the Company recorded a tax provision of approximately $222,000. For the 2008 Quarter, the Company recorded a tax provision of approximately $101,000. For the 2009 Quarter, the Company’s tax provision represented approximately 68% of the Company’s pre-tax income. This percentage, which is significantly greater than the Company’s estimated approximately 38% combined federal and state statutory rate, resulted from both permanent and timing differences in the deductibility of certain items, including stock-based compensation. For the 2009 Quarter, the Company’s pre-tax book earnings included a charge of approximately $98,000 for stock-based compensation, which amount is not deductible for tax purposes until such time as the underlying options are actually exercised.

Net Income:

For the 2009 Quarter, we generated net income of approximately $103,000, or $0.00 per basic and diluted share, as compared to net income reported for the 2008 Quarter of approximately $151,000, or $0.00 per basic and diluted share.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

Revenue:

Commission revenue of $29.57 million for the 2009 Period represents an increase of $4.7 million, or 19%, when compared to commission revenue of $24.87 million for the 2008 Period. We believe the main factor contributing to this increase was the net addition of new financial advisors, as well as an increase in investor confidence as measured by increases in the major market indices.

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

Expenses:

Commissions and clearing costs increased to $24.70 million during the 2009 Period, which represents an increase of $4.56 million, or 23%, from the $20.14 million reported for the 2008 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises. For the 2009 Period, the increase in commissions and clearing costs exceeded the increase in commission revenue primarily due to a greater percentage of our commissions being generated by our independent financial advisors who, because they are responsible for the payment of all costs associated with operating their offices, are paid a higher percentage of the commissions they generate (typically 80% to 90%). Commissions and clearing costs were also impacted as a result of a temporary increase in the percentage of the gross commissions that Summit Brokerage was paying to its newly recruited financial advisors as an incentive for joining the Firm. Commissions and clearing costs, as a percentage of commission revenue, increased to approximately 83.5% in the 2009 Period versus approximately 81.0% in the 2008 Period.

Employee compensation and benefits, occupancy and equipment, and communications costs remained approximately the same for the 2009 and 2008 Periods.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $647,000, or 78%, to approximately $1,476,000 during the 2009 Period from approximately $829,000 for the 2008 Period. This difference was due primarily to increases in litigation costs, advertising and marketing costs, and the costs of recruiting financial advisors. These increases were partially offset by a decrease in our net insurance costs. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2009 and 2008 Periods, a total of approximately $92,000 and $99,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

For the 2009 Period, the Company recorded a tax provision of approximately $222,000. For the 2008 Period, the Company recorded a tax provision of approximately $212,000. For the 2009 Period, the Company’s tax provision represented approximately 68% of the Company’s pre-tax income. This percentage, which is significantly greater than the Company’s estimated approximately 38% combined federal and state statutory rate, resulted from both permanent and timing differences in the deductibility of certain items, including stock-based compensation. For the 2009 Period, the Company’s pre-tax book earnings included a charge of approximately $351,000 for stock-based compensation, which amount is not deductible for tax purposes until such time as the underlying options are actually exercised.

Net Income:

For the 2009 Period, we generated net income of approximately $106,000, or $0.00 per basic and diluted share, as compared to the net income reported for the 2008 Period of approximately $353,000, or $0.01 per basic and diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $.77 million during the 2009 Period, compared to net cash generated by operating activities of approximately $1.73 million for the 2008 Period. Cash provided by, or used in, operating activities for any period includes net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. The change between the 2009 and 2008 Periods is due primarily to larger increases during the 2009 Period in commissions and notes receivable ($2.25 million) compared to the 2008 Period ($.43 million). Furthermore, accounts payable and accrued expenses, as well as accrued commission expense, increased during the 2009 Period by approximately $2.04 million, compared with an increase of only $272,000 during the 2008 Period. Cash provided by operations for the 2008 Period was also impacted by the release from escrow of approximately $667,000 in amounts placed into deposit at December 31, 2007 in connection with the repurchase of common stock (and a stock option) held by a former officer and shareholder.

Cash and cash equivalents increased by approximately $740,000 to approximately $5,907,000 at September 30, 2009 from approximately $5,167,000 at December 31, 2008. This increase was due almost entirely to the cash generated by operations as previously described.

During the 2009 Period, we purchased approximately $22,000 of property and equipment, which amount was $64,000 less than the approximately $86,000 purchased during the 2008 Period. We do not project material capital expenditures over the next twelve months, although the Company anticipates making certain capital expenditures in connection with the anticipated relocation of its headquarters to another location in Boca Raton, Florida in the first quarter of 2010.

Financing activities used cash of approximately $11,000 during the 2009 Period, all of which related to the payment of dividends on our Series A preferred stock. For the 2008 Period, financing activities were comprised primarily of the purchase (approximately $673,000) by the Company of the common stock (and a stock option) held by a former officer and shareholder, as well as the receipt of approximately $31,000 from the exercise of common stock purchase warrants.

Inflation. Inflation has not been a major factor in our business since inception.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of September 30, 2009. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended September 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2009	Summit Financial Services Group, Inc.
(Registrant)

/s/ MARSHALL T. LEEDS
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 16, 2009	/s/ STEVEN C. JACOBS
Steven C. Jacobs, Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.