Form 10-K
period 2009-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2010-03-31
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

333-108818

(Commission file no.)

SUMMIT FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	05-0577932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 SOUTH FEDERAL HIGHWAY, SUITE 500 BOCA RATON, FLORIDA	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 338-2800

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, $0.0001 PAR VALUE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates was approximately $6.59 million based upon the price at which stock was sold at such date.

As of March 17, 2010, there were 25,720,288 shares of the registrant’s common stock outstanding.

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

Introduction

Summit Financial Services Group, Inc. (“SFSG” or the “Company”) is a Florida-based financial services holding company that provides, through its Summit Brokerage Services, Inc. (“Summit Brokerage” or “SBS”) operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, under licenses held by its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary (or by SBSIA’s subsidiary entities). Summit Brokerage also provides, through its Securities and Exchange Commission (“SEC”) registered investment advisor subsidiary, Summit Financial Group, Inc. (“SFG”), asset management and investment advisory services. SFG was incorporated under the laws of the State of Florida in 2003.

Summit Brokerage is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rule Making Board (“MSRB”), the National Futures Association (“NFA”) and the Securities Investor Protection Corporation (“SIPC”), and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 36 states and the District of Columbia. SBSIA, our subsidiary insurance agency, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

As of February 2010, we had approximately 300 financial advisors operating from approximately 190 offices located throughout the country, with approximately 45% of those offices located in the south, 22% located in the Midwest, 18% located in the north and 15% located in the west. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, who we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee.

We do not hold any funds or securities of our clients, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (an affiliate of Wells Fargo & Company) and Pershing LLC (an affiliate of the Bank of New York Mellon) as our clearing brokers (the “Clearing Brokers”). Our clearing arrangements provide us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These arrangements allow us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage. At December 31, 2009 and December 31, 2008, our Clearing Brokers held approximately 62,000 and 52,000 client accounts, respectively. In addition to accounts held by our Clearing Brokers, our clients also have assets that are held directly by the various mutual funds, insurance companies and investment advisors with whom they have invested and for which Summit Brokerage serves as the broker-dealer of record.

Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2009		2008
Insurance related products	$14,400,706	32%	$11,427,393	34%
Equities	11,027,609	25	6,585,257	19
Mutual funds	5,522,288	12	4,592,263	14
Investment advisory fees	6,350,071	14	5,931,367	17
Other commission income	5,796,472	13	3,733,555	11
Miscellaneous (1)	1,906,971	4	1,651,314	5

Total	$45,004,117	100%	$33,921,149	100%

(1)	Includes interest and other non-commission related revenue.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including investor confidence, the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of future results, and may vary significantly from period to period. Furthermore, our mix of business in any particular period will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added financial advisors to our Company, many of whom specialize in the sale of specific types of investment products.

In 2009 and 2008, we reported gross revenues and net income of $45,004,117 and $354,546 and $33,921,149 and $240,047, respectively. In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During 2009, our revenues and earnings grew as a result of the net addition of a significant number of financial advisors, as well as an improvement in investor confidence (as measured by increases in the major market indices). We believe that our growth in financial advisors during 2009 was greatly aided by an industry-wide trend that saw a significant number of financial advisors move to other firms. Our advisor growth also benefited from changes in the manner in which certain of our competitors did business, which resulted in several financial advisors leaving those firms to join other firms, including Summit Brokerage. Prospectively, we believe that investor confidence may wane in 2010 and beyond as concerns about both the national, as well as global, economy persist. A continued lack of investor confidence will negatively impact our operating results. We may also be unable to sustain the same level of growth in financial advisors as we experienced in 2009, especially if the factors that permitted such growth are in any way diminished.

For 2010, we expect to continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of securities, namely equities, fixed income and investment advisory products. There can be no assurance that we will be successful in our recruiting efforts. We may also pursue mergers with, or the acquisition of the assets of, other brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms (from both sellers as well as financing sources, if necessary), and there can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

As we continue to grow, we may also incur increases in expenses related to, among other things, marketing and recruiting, personnel, office space, and the amortization of forgivable loans provided to newly recruited financial advisors. There can be no assurance that any increased revenue from growth will be sufficient to offset any increased expenses. Furthermore, the Company has determined that its long-term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors. As a result, the Company’s future earnings may be significantly less than in prior years should our revenue growth be less than anticipated.

For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through 2010. The Company may, however, seek additional capital within the next 12 months should it elect to continue pursuing a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company. In addition, we anticipate that our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a materially adverse affect on our ability to execute our growth strategy to the extent desired.

Affiliate Program

Our primary method of operation is through an affiliate program, which allows financial advisors to operate as independent contractors. As of December 31, 2009, all but approximately 15 of our financial advisors were affiliates. A financial advisor who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including rent, utilities, furniture, equipment, stock quotations, and general office supplies), although all of that branch’s revenues from securities brokerage transactions accrue to Summit Brokerage. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they generate. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including providing employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

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

Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals, such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, can often affiliate with Summit Brokerage and obtain the required licenses to become financial advisors. Affiliation enables these professionals to offer financial products and services to their clients through Summit Brokerage and earn commissions and fees for these transactions and services. Affiliates are given discretion to structure their own practices and to specialize in different areas of the securities business, subject to Summit Brokerage’s supervisory procedures as well as compliance with applicable regulatory requirements.

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

Each affiliate is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities business in which the affiliate engages, and to register in the various states in which he/she has clients. Summit Brokerage is ultimately responsible for supervising all of its financial advisors, whether affiliates or in-house financial advisors. We can incur substantial liability from improper actions of any of our financial advisors. We maintain a professional liability “errors and omissions” insurance policy which generally provides a limited degree of coverage for certain actions taken and/or omissions made by our financial advisors, employees and other agents in connection with the purchase and sale of securities and the rendering of financial advice. There can be no assurance, however, that we will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Commission Revenues

A significant portion of our revenues is derived from commissions from the sale of annuities, in which case the commission is paid by the insurance company. We also derive a significant portion of our revenues from commissions generated by our brokerage activities, including the purchase or sale of equities and fixed income products for our clients, the majority of which are executed on an agency basis. For such transactions, we are paid a commission by our client for processing that client’s buy or sell order. We also generate commissions from the sale of mutual fund shares and other investment products. The percentage of revenue that we derive from the sale of each type of investment product may change as investors’ preferences change. Our mix of business may also change depending on the types of financial advisors we recruit and the types of investment products on which they focus. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client’s account through SFG. We do not currently make markets in any securities.

We record commissions earned from transactions in securities, annuities and insurance as “commission revenue,” when transactions occur. We also record as “commission revenue” the fees we are paid to manage our clients’ accounts, at the time we receive such fees. We then pay out a percentage of this amount, which we record as “commission expense,” to the financial advisor who produced the commission or fee, in accordance with the agreement each financial advisor enters into with us. In general, these agreements provide for either a fixed or tiered payout percentage based on total gross production, and may take into account the type of transaction giving rise to the commission or fee.

Insurance Related Products. Our financial advisors offer variable and fixed annuities and life insurance products to their clients through SBSIA, which has executed agency agreements with various national insurance companies. As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested in an annuity, or, in the case of life insurance, some percentage of the premium. In 2009 and 2008, the Company earned gross commissions of approximately $14.4 million and $11.4 million, respectively, from the sale of insurance and annuity products, representing approximately 32% and 34%, respectively, of our total revenue.

Equities. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Because our commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and the mix of investment products involved. For 2009 and 2008, we earned gross commissions of approximately $11.0 million and $6.6 million, respectively, on equity transactions, representing approximately 25% and 19%, respectively, of our total revenue.

Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the client’s investment maintained in particular funds. For 2009 and 2008, we earned gross commissions of approximately $5.5 million and $4.6 million, respectively, from mutual fund transactions, representing approximately 12% and 14%, respectively, of our total revenue.

Investment Advisory Fees. Through our investment advisor, SFG, we provide investment advisory services to clients, including through the use of independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment advisor in 36 states and the District of Columbia. Clients who utilize our investment advisory services pay us a quarterly fee, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage (or, in certain cases, which have been placed with an outside third-party money manager). In general, a client will pay from 1.0% to 3.0%, on an annualized basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor may also change. Periods during which the market value of securities are declining will generally result in a decrease in the investment advisory fees that we receive that are based on the asset values of client portfolios, while periods during which the market value of securities are increasing will generally result in an increase in the investment advisory fees that we receive that are based on the asset values of client portfolios. Because clients with managed accounts are paying this fee, they are not charged a per-transaction commission each time a transaction is effected in their accounts. In addition, we provide financial planning services for clients, which fees are included as investment advisory fees. In 2009 and 2008, we earned investment advisory fees of approximately $6.4 million and $5.9 million, respectively, representing approximately 14% and 17%, respectively, of our total revenue.

Other Commission Revenue. Included under Other Commission Revenues are commissions generated in connection with the sale of products not included elsewhere, such as fixed income securities, options and real estate partnerships. For 2009 and 2008, respectively, we earned gross commissions of approximately $5.8 million and $3.7 million from such transactions, representing approximately 13% and 11%, respectively, of our total revenue.

Interest and Dividends

Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields decline, the amount that Summit Brokerage receives may decline as well. For 2010 and beyond, the amount of such compensation may decline, with a significant reduction in such overall compensation potentially having a material adverse impact on the Company’s operating results. In both 2009 and 2008, we earned approximately $1.30 million of such compensation, which amounts are included in the accompanying Consolidated Statements of Income as interest and dividend revenue.

Clearing Brokers

We do not hold any funds or securities of our securities brokerage clients. Rather, we use the services of our Clearing Brokers on a fully disclosed basis. Our Clearing Brokers process securities transactions and maintain client accounts on a fee basis. The services provided include, among other things, billing, credit review and control (including for margin accounts), receipt, and custody and delivery of securities. The Clearing Brokers also lend funds to our clients through the use of margin credit. These loans are made to clients on a collateralized basis, with the Clearing Brokers maintaining collateral in the form of saleable securities, cash or cash equivalents. However, if the Company’s clients do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on “margin” accounts, and there is a loss for which we cannot collect from our client, we are generally liable for such losses. The Company currently uses First Clearing, LLC (an affiliate of Wells Fargo & Company) and Pershing LLC (an affiliate of the Bank of New York Mellon) as its Clearing Brokers.

Client accounts are protected through the SIPC for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection may be available through private insurance carriers. Pursuant to the terms of our agreement with the Clearing Brokers, Summit Brokerage has agreed to indemnify and hold the Clearing Brokers harmless from certain liabilities and claims, including claims arising from transactions of our clients. We believe that, in general, the Clearing Brokers are able to provide Summit Brokerage and its clients with services at a total cost which is less than it would cost us to process such transactions on our own.

In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of services to, our clients would be negatively impacted, which could, in turn, have a material adverse affect on both our revenues and our earnings.

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

In addition to competing for clients, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs, such as Raymond James Financial, Inc. and LPL Financial Services. Historically, Summit Brokerage has relied on the use of both in-house, as well as outside recruiters, with only limited advertising campaigns designed to attract financial advisors. In 2009, Summit Brokerage expanded its advertising, which trend we anticipate continuing in the future. Under certain circumstances, Summit Brokerage may provide, in the form of either forgivable or non-forgivable loans, amounts to newly recruited financial advisors as an incentive for becoming affiliated with the firm. Alternatively, Summit Brokerage may offer newly recruited advisors a higher payout than they would otherwise receive for a limited period of time (e.g., 12 months). Summit Brokerage may also agree to reimburse financial advisors for certain costs incurred by them in connection with their transition to the firm. Forgivable loans are typically amortized over a period of not more than 48 months, while non-forgivable loans are repaid by the financial advisor through the withholding of a certain percentage of the financial advisor’s monthly gross production until the note has been repaid in full. All loans typically require the personal guarantee of the financial advisor. In many circumstances the amount of loans made available by Summit Brokerage may be less than the amount of loans made available by our competitors, many of whom have greater financial resources than the Company.

We have also not undertaken any marketing efforts designed to attract retail clients. Instead, we rely on each financial advisor to attract his/her own clientele, which typically occurs through referrals from other clients. Additionally, many of our financial advisors hold seminars to educate potential clients about various investment opportunities.

Employees

As of March 17, 2010, we employed approximately 70 full-time people, including eight executives, approximately 40 others in general staff positions and approximately 22 in sales and sales-related positions (including approximately 15 financial advisors). As of March 17, 2010, there were approximately 340 registered representatives licensed with Summit Brokerage, the majority of which are engaged by us as independent contractors, although approximately 35 are engaged as full-time employees (including approximately 20 in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

The SEC, the self-regulatory organizations, including FINRA, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment advisor, and their registered representatives, employees or officers. Also, new legislation, changes in the rules and regulations promulgated by the SEC or self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisors. The stated purpose of much of the regulation of broker-dealers and investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisors. As part of the regulatory process, broker-dealers and investment advisors are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment advisor being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment advisor may be required to pay a fine and/or be subject to other forms of disciplinary action. In the past, Summit Brokerage has been required to pay a fine for certain violations, and no assurance can be given that the firm will not be subject to future fines or other forms of disciplinary action. In those instances where Summit Brokerage is informed of a potential violation by an examining regulatory authority, it endeavors to correct such violations as soon as is practicable.

There can be no assurance that the findings of any regulatory agencies will not result in subjecting Summit Brokerage and its principals and financial advisors to some form of disciplinary action, including fines. In addition, regulators may put restrictions on Summit Brokerage’s ability to grow. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

Item 2.	Properties

Prior to February 1, 2010, Summit Brokerage leased office space under four non-cancellable operating leases, all of which expired on January 31, 2010. Under these leases, Summit Brokerage leased approximately 14,200 square feet of office space in five suites within the same building in Boca Raton, Florida. On June 25, 2003, the Company entered into two of these long-term leases for space totaling approximately 6,300 square feet. These leases both commenced on February 1, 2004. On May 1, 2006, the Company entered into another long-term lease for approximately 600 square feet. On March 22, 2005, the Company entered into an additional long-term lease for space totaling approximately 7,400 square feet. This lease, which commenced on February 1, 2005 provided for monthly base rent in the amount of $13,579. The lease allowed for a remodeling allowance of $38,850, which had been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit was being amortized over the term of the lease as a reduction to the amount of rent expense. In addition to the base rent, all of these leases required the Company to pay its pro-rata share of common area expenses and management fees, which amount approximated 60% of the base rent.

In December 2009, the Company entered into two separate lease agreements for office space in Boca Raton, Florida to replace the four lease agreements that expired on January 31, 2010. The first lease (“Lease Agreement”) is for 13,554 square feet of office space to house the corporate headquarters for the Company’s operations. The term of the Lease Agreement is from February 1, 2010 through August 31, 2017, with the Company having the option to extend the Lease Agreement for two five-year renewal terms. Initial base rent is approximately $23,719 per month, subject to certain fixed increases over the course of the term, as set forth in the Lease Agreement. The second lease (“Second Lease Agreement”) is for 4,264 square feet of office space to house certain financial advisors. The Second Lease Agreement, which was originally effective as of August 1, 2010, was amended on January 14, 2010 to provide for occupancy effective as of March 1, 2010. The term of the Second Lease Agreement is from March 1, 2010 through August 31, 2013, with the Company having the option to extend the Second Lease Agreement for one four-year renewal term and, subsequently, two five-year renewal terms. Initial base rent is approximately $7,462 per month, subject to certain fixed increases over the course of the term, as set forth in the Second Lease Agreement.

Total rent expense, including month-to-month leases for the years ended December 31, 2009 and 2008, was approximately $530,000 and $525,000, respectively.

Summit Brokerage also leases certain equipment under an operating lease, which provides for minimum monthly payments of approximately $3,000 through December 2011.

Item 3.	Legal Proceedings

The Company is engaged in various legal and regulatory proceedings arising in the normal course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a material adverse affect on our financial position.

Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, litigation involving the securities brokerage industry has continued to increase, including class action and other lawsuits that generally seek substantial damages, including, in some cases, punitive damages. Furthermore, given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, no assurance can be given that Summit Brokerage may not be subjected to a potentially significant increase in the number of proceedings to which it may be named as a party. Summit Brokerage currently maintains errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. There can be no assurance, however, that Summit Brokerage will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Further, management evaluates whether or not to establish reserves for pending litigation. There is no assurance that, absent sufficient insurance coverage, the reserves will be adequate to cover any awards against Summit Brokerage. While it is not possible to determine with certainty the outcome of these matters of which we are currently aware, we are of the opinion the eventual resolution of such proceedings will not have a material adverse affect on our financial position or operating results. Any such litigation brought in the future could have a material adverse affect on our business, financial condition and operating results.

Summit Brokerage is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including FINRA, the SEC, and the various securities commissions of the states and jurisdictions in which we operate and/or have clients. As part of the regulatory process, Summit Brokerage is subject to routine examinations, the purpose of which is to determine its compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that Summit Brokerage has violated certain of these rules and regulations. Where possible, Summit Brokerage endeavors to correct such asserted violations. In certain circumstances, and depending on the nature and extent of the violations, Summit Brokerage may be subject to disciplinary action, including fines. In addition, other aspects of our business, including our investment advisory activities and the sale of insurance products, are subject to regulatory authority, and no assurance can be given that we will not be subject to any form of action, including fines and/or penalties.

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

Item 4.	(Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded in the over-the-counter market and is quoted on the electronic bulletin board under the symbol “SFNS.” The following table represents the range of the high and the low closing prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2009. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	Low	High
Fiscal Quarter Ended
March 31, 2009	$0.45	$0.50
June 30, 2009	$0.49	$0.55
September 30, 2009	$0.40	$0.50
December 31, 2009	$0.45	$0.52
March 31, 2008	$0.55	$0.70
June 30, 2008	$0.45	$0.60
September 30, 2008	$0.51	$0.60
December 31, 2008	$0.45	$0.54

On March 17, 2010, the closing price of our common stock was $0.52 and we had approximately 140 holders of record.

Dividends and Dividend Policy

We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. With respect to our Series A Preferred Stock, we paid or accrued a total of $15,000 in dividends during 2009 and had accrued dividends of $23,376 as of December 31, 2009, and during 2008, we paid or accrued a total of $15,000 in dividends and had accrued dividends of $20,376 as of December 31, 2008.

Recent Sales of Unregistered Securities

During December 2009, the Company issued a total of 187,654 shares of its common stock to ten individuals upon their exercise of a like number of outstanding options for the total consideration of $63,803, or an average exercise price of $.34 per share. In December 2009, the Company also issued 73,000 shares of its common stock to two persons upon their exercise of a like number of outstanding common stock purchase warrants with an exercise price of $.30 per share for the total consideration of $22,200. All of the shares of common stock were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, afforded by Section 4(2) of such Act.

In December 2009, the Company cancelled and replaced warrants underlying 509,000 shares of common stock in exchange for new warrants with an exercise price of $.50 per share, immediate vesting and a five-year term. The new warrants were issued in reliance upon the exemption afforded by Section 4(2), as described immediately above.

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

Clearing Arrangements. Summit Brokerage does not carry accounts for clients or perform custodial functions related to clients’ securities. Summit Brokerage introduces certain of its client transactions to its Clearing Brokers, which maintain the clients’ accounts and clears such transactions. These activities may expose us to significant risk in the event that clients do not fulfill their obligations with the Clearing Brokers since Summit Brokerage has agreed to indemnify the Clearing Brokers for any resulting losses. Any such client-related losses are typically charged to the client’s financial advisor, as a result of such financial advisor agreeing to indemnify Summit Brokerage against such losses. In the event the financial advisor is unable to fulfill their indemnification obligation, Summit Brokerage will bear the loss. Losses related to these types of activity have historically not been material.

Customer Claims, Litigation and Regulatory Matters. In the normal course of business as a broker-dealer, investment advisor, and insurance agent, we are subject to client-related complaints relating to the manner in which client accounts are handled by our financial advisors. When the complaint relates to the sale of securities, both Summit Brokerage and the client are typically obligated to seek resolution through arbitration. When the complaint is not client-related, or does not relate to the sale of securities, such matters will be resolved pursuant to the terms of the governing agreement or contract or, if no such agreement or contract exists, through an otherwise appropriate forum. The Company maintains various types of insurance to reduce exposure relating to possible claims, including errors and omissions insurance, directors’ and officers’ liability insurance and employment practices liability insurance. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to arbitration or litigation filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. However, it is possible that the actual amounts required to be paid by us will exceed the reserved amount. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and our reserves are inadequate, our income would be reduced. Such costs may have a material adverse affect on our future financial position, results of operations or liquidity.

Valuation of Deferred Tax Assets. We account for income taxes in accordance with U.S. generally accepted accounting principles, which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2009, which consisted principally of unrecognized stock-based compensation, the amortization of client list and goodwill and the net effect of timing differences, amounted to approximately $.99 million. We have determined that a valuation allowance at December 31, 2009 was necessary to fully offset such deferred tax asset based on the likelihood of future realization.

Expense Recognition of Employee Stock Options. We account for all option issuances (including those issued to both employees and non-employees of Summit Brokerage) using a fair market value method. In connection therewith, we record, upon the issuance of each option, unearned stock-based compensation in an amount equal to the number of shares covered by the option multiplied by the fair value per option. The amount recorded as unearned stock-based compensation is then amortized over the vesting period of the option. Consequently, the total expense recognized in the current period represents the amortized portion, if any, of the fair value of all outstanding options (net of recaptures, if any).

See the notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information concerning our accounting policies.

The following discussion and analysis of our financial condition and results of its operations for the fiscal years ended December 31, 2009 and December 31, 2008 should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Annual Report.

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

Overview

Summit Financial Services Group, Inc., through its primary operating subsidiary, Summit Brokerage Services, Inc., provides full-service securities brokerage through a network of approximately 300 financial advisors serving retail and, to a much lesser extent, institutional client accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities Financial Network in January 2003, our approximately 190 other branch offices are owned and operated by independent owners who maintain appropriate licenses and are responsible for all office overhead and expenses. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%-90%.

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

	2009		2008
Insurance related products	$14,400,706	32%	$11,427,393	34%
Equities	11,027,609	25	6,585,257	19
Mutual funds	5,522,288	12	4,592,263	14
Investment advisory fees	6,350,071	14	5,931,367	17
Other commission income	5,796,472	13	3,733,555	11
Miscellaneous (1)	1,906,971	4	1,651,314	5

Total	$45,004,117	100%	$33,921,149	100%

(1)	Includes interest and dividends, as well as other non-commission related revenue.

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

In 2009 and 2008, we reported gross revenues and net income of $45,004,117 and $354,546 and $33,921,149 and $240,047, respectively. In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During 2009, our revenues and earnings grew as a result of the net addition of a significant number of financial advisors, as well as an improvement in investor confidence (as measured by increases in the major market indices). We believe that our growth in financial advisors during 2009 was greatly aided by an industry-wide trend that saw a significant number of financial advisors move to other firms. Our advisor growth also benefited from changes in the manner in which certain of our competitors did business, which resulted in several financial advisors leaving those firms to join other firms, including Summit Brokerage. Prospectively, we believe that investor confidence may wane in 2010 and beyond as concerns about the both the national, as well as global economy persists. A continued lack of investor confidence will negatively impact our operating results. We may also be unable to sustain the same level of growth in financial advisors as we experienced in 2009, especially if the factors that permitted such growth are in any way diminished.

Although we expect our results, in general, to be impacted by macroscopic forces, such as the state of the economy, as well as overall market conditions and investor confidence, we may experience fluctuations in our revenue that do not follow such trends, or mirror trends experienced by the financial services industry as a whole. This is because, given our size, we may add, or lose, financial advisors who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact the overall revenue mix will be diminished. However, due to our size, it is possible that the addition or loss of financial advisors (and their clients), who focus on certain products over other products, will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period, which may not be representative of results in other periods or reflective of general market conditions or economic trends.

Our business plan is focused primarily on increasing our network of affiliated financial advisors, which permits us to expand our base of revenue and our network for the retail brokerage of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch, however, we may evaluate potential acquisitions, including those that would result in acquired financial advisors becoming employees of Summit Brokerage. Historically, Summit Brokerage has recruited offices comprised of between one and three financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we will also target larger offices comprised of many financial advisors. Because of the size of these larger offices, we may be required to pay a greater percentage of the offices’ commissions than we would pay to a smaller office. As a result, if we are successful, of which no assurance can be given, we may experience a potential decline in our gross margin percentage.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income (or losses) in any particular period that may not be representative of future results and may vary significantly from period to period. Furthermore, we have determined that our long-term growth strategy can best be maximized through the reinvestment of its earnings into the development of our infrastructure and recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, our future earnings may be significantly less than in prior years.

Results of Operations

The following discussion relates to the results of operations for the fiscal year ended December 31, 2009 (“2009”), compared to the results of operations for the fiscal year ended December 31, 2008 (“2008”).

Comparison of Fiscal Years Ended December 31, 2009 and December 31, 2008

Revenue:

Commission revenue of approximately $43.10 million for 2009 represents an increase of approximately $10.83 million, or 34%, over the $32.27 million of commission revenue reported for 2008. For 2009, our revenues were positively impacted as a result of the net addition of a significant number of financial advisors, as well as an improvement in investor confidence (as measured by increases in the major market indices). We believe that our growth in financial advisors during 2009 was greatly aided by an industry-wide trend that saw a significant number of financial advisors move to other firms. Our advisor growth also benefited from changes in the manner in which certain of our competitors did business, which resulted in several financial advisors leaving those firms to join other firms, including Summit Brokerage. For 2010, we believe general market conditions, and therefore investor confidence, may continue to be negatively impacted, which would, in turn, adversely affect our operating results. We may also be unable to sustain the same level of growth in financial advisors as we experienced in 2009, especially if the factors that permitted such growth are in any way diminished. During 2009 and 2008, commission revenue generated by the Boca Branch accounted for approximately 9% and 14%, respectively, of total commission revenue, which percentage we expect to decline depending on the success of our efforts to recruit more independent financial advisors.

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

Interest and dividend income increased by approximately $30,000 from $1.31 million in 2008 to $1.34 million in 2009. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Should interest rates and yields decline in 2010 and beyond, we expect that the amounts received by Summit Brokerage will decline over amounts received in prior years. Certain of the money market funds for which Summit Brokerage has historically received compensation have or may be reducing or eliminating such payments. The loss of a significant amount of these payments could have a material adverse impact on our operating results.

Expenses:

Commissions and clearing costs increased to approximately $36.20 million in 2009, which represents an increase of $10.01 million, or 38%, over the approximately $26.19 million reported for 2008. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, increased in 2009 to 84.0% from 81.2% in 2008. Prospectively, we would expect this percentage to continue to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to approximately $4.90 million in 2009, which represents an increase of $.30 million, or 7%, over the approximately $4.60 million reported for 2008. This increase is due primarily to an increase in salaries and wages, as well as an increase in the costs associated with issuing common stock and equivalents to our employees. For 2009 and 2008, a total of approximately $359,000 and $317,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs remained relatively constant at approximately $.625 million during each of 2009 and 2008. We expect an increase in our annual occupancy costs as a result of the relocation of our home office and the Boca Branch.

Communications costs remained relatively constant at approximately $.421 million during each of 2009 and 2008, with increases in infrastructure maintenance, data and hosting costs being offset by increased technology cost reimbursements from our financial advisors.

Other operating expenses include the general and administrative costs incurred by us, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $760,000, or 59%, to approximately $2.04 million during 2009 from approximately $1.28 million for 2008. During the year, the costs that we pay to attract and retain financial advisors (including advertising and recruiting costs) increased by approximately 84% over amounts incurred in 2008. Other operating expenses also include amounts paid for legal, accounting and litigation costs. For 2009, such expenses increased by approximately 626%, or approximately $445,000, from approximately $71,000 in 2008. For 2008, the costs related to legal, accounting and litigation benefited from the reimbursement of previously paid legal fees as part of a settlement with the Company’s insurance carrier. These aforementioned cost increases were partially offset by decreases in the Company’s net insurance costs. We also include within other operating expenses the cost related to the issuance of common stock and equivalents to our independent financial advisors. For 2009 and 2008, a total of approximately $129,000 and $132,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Net Income:

For 2009, we reported net income of $354,546, or $0.01 per basic and diluted share. For 2008, we reported net income of $240,047, or $0.01 per basic and diluted share. Our performance in 2009 was positively impacted by increases in both commission and non-commission revenues, which increases were partially offset by increases in commissions and clearing costs, employee compensation costs, legal fees and arbitration costs, and the costs we incur to attract and retain financial advisors.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $1.20 million in 2009, compared to $.41 million during 2008. The increase in cash generated by operating activities of approximately $.79 million is primarily attributable to the increase in the Company’s net income, as adjusted for non-cash items, such as stock-based compensation expense. Cash and cash equivalents increased during 2009 by approximately $1.14 million to approximately $6.30 million.

During 2009, we purchased approximately $138,000 of property and equipment, compared to approximately $99,000 purchased during 2008. In connection with the relocation of our corporate headquarters and the Boca Branch, the Company anticipates incurring significant capital expenditures, including in the form of leasehold improvements, during the first quarter of 2010.

Financing activities generated net cash of approximately $71,000 in 2009. During the year, options and warrants were exercised for aggregate consideration of approximately $86,000, which was partially offset by the payment and accrual of $15,000 in Preferred Stock dividends. This compares with net cash generated of approximately $30,000 during 2008, which was primarily due to the receipt of approximately $43,000 from the exercise of options, which was offset by the payment of $15,000 in Preferred Stock dividends.

In the normal course of business, we evaluate acquisitions of businesses that complement our business. In connection with any acquisitions, we may issue additional securities, which could result in dilution for existing shareholders.

Inflation. Inflation has not been a major factor in our business since inception. There can be no assurances that this will continue.

Significant Business Relationships

Since 1994, we have had a clearing agreement with First Clearing Corporation, an affiliate of Wells Fargo & Company, to execute securities orders and maintain accounts for clients on behalf of Summit Brokerage and its clients. On March 19, 2008, we entered into a clearing agreement with Pershing LCC (a division of the Bank of New York Mellon) to provide clearing services in addition to First Clearing Corporation. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of services to, our clients could be negatively impacted, which could, in turn, have a material adverse affect on both our revenues and earnings.

Factors That May Affect Future Results and The Market Price of Our Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

We have a limited history of operating profitably. The Company has reported a profit in only five of its last eight years of operations. We cannot assure you that we will continue to attain profitability, or that, even if we generate net income, that our cash flow from operations will be sufficient to allow us to fully execute our strategy. Additionally, our revenues and profitability have been, and may continue to be, negatively impacted by general economic conditions, as further described in this Annual Report.

Our business could be harmed by market volatility, declining investor confidence, declines in general economic conditions and other securities industry risks. As a provider of financial products and services, we are affected by economic and political conditions. These conditions may directly and indirectly impact a number of factors that may be detrimental to our operating results, including reduced investor confidence, a slowdown in economic activity, declining interest rates, and changes in volume and price levels of the securities markets. These types of conditions have historically resulted in a reduction in the value and attractiveness of certain types of investments, which will negatively impact our operating results. In periods during major stock market declines, many firms in the securities industry suffer financial losses, and the level of individual investor confidence (and trading activity) decreases after these events. When investor confidence and trading volume is low, our profitability is adversely affected because a portion of our costs do not vary with revenue. For these reasons, severe market fluctuations can have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines and/or greater financial resources might withstand a downturn in the securities industry better than we could.

In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, and in the failure of Summit Brokerage’s clients to fulfill their credit and settlement obligations. Summit Brokerage permits its clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these loans, Summit Brokerage may lose money on these margin transactions because it is required to indemnify its Clearing Brokers. This may cause Summit Brokerage to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults. In addition, declines in the housing market over the past few years, with increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by other financial institutions, including government-sponsored entities, as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. The resulting lack of available credit and lack of confidence in the financial markets could have a material adverse affect on Summit Brokerage’s financial condition and results of operations, as well as its access to capital.

We receive additional compensation from certain product vendors (e.g., insurance companies and mutual funds), which amounts are used to offset the costs associated with, among other things, our sponsored meetings of its financial advisors. For 2010, we have already been informed that certain vendors will be reducing or eliminating such additional compensation. Depending on the amount of such reduction or elimination of such payments, our operating results would be negatively impacted.

We believe that the factors that have affected both the economy, in general, and the financial markets, in particular, during 2008 and 2009 may continue for the foreseeable future, and that the Company’s operating results may be negatively impacted as a result thereof.

Our earnings can be negatively impacted by declining interest rates and yields. Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields decline, the amount that Summit Brokerage receives may also decline in comparison to amounts received in prior years. Certain of the money market funds for which Summit Brokerage has historically received compensation have or may be reducing or eliminating such payments. These amounts, which are included in the accompanying Consolidated Statements of Income as interest and dividend revenue, significantly impact the Company’s earnings, and a substantial reduction in the amounts received by Summit Brokerage could have a material adverse affect on the Company’s operating results.

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

In addition, we use the Internet to provide information to our financial advisors and, to a lesser extent, our clients. It is possible that new laws and regulations may be adopted dealing with issues, such as user privacy, content and pricing. Such laws and regulations might increase our cost of using, or limit our ability to use, the Internet. Furthermore, violations of existing laws and regulations, including related to the safeguarding of private information, could subject us to fines and penalties, as well as to civil action by affected parties. In addition, the growth of the Internet as a means of conducting international business has raised many legal issues regarding, among other things, the circumstances in which countries or other jurisdictions have the right to regulate Internet services that may be available to their citizens from service providers located elsewhere. In many cases, there are ambiguous, inconsistent or no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand internationally, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

We face substantial competition that could reduce our market share and harm our financial performance. All aspects of our business are highly competitive. We compete directly with national and regional full-service broker-dealers and, to a lesser extent, with discount brokers, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms.

These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition to continue from commercial banks that have expanded into the brokerage business. We also compete with others in the financial services industry in recruiting financial advisors and new employees, as well as retaining current personnel, and we could be adversely affected in the event we were to lose financial advisors who either individually or in the aggregate account(s) for a significant percentage of our revenues. Furthermore, a trend in the independent brokerage industry is to provide upfront amounts (in the form of either forgivable or non-forgivable loans) to newly recruited financial advisors as an incentive to become affiliated with a broker-dealer. Alternatively, Summit Brokerage may offer newly recruited advisors a higher payout than they would otherwise receive for a limited period of time (e.g., 12 months). Although Summit Brokerage typically offers such incentives, its ability to fully execute its growth strategy could be adversely impacted should those firms against whom we compete offer financial incentives: (i) beyond what we are able to offer based on our financial resources, or (ii) that, in general, do not make economic sense based on our current cost and operating structure, or in the event any such incentives are limited in the future by regulatory action. Furthermore, the provision of upfront amounts, including higher payouts, may have an adverse affect on our operating results and our working capital. In addition to providing upfront amounts, many of our competitors offer commission payout rates in excess of the rates Summit Brokerage currently offers. As a result, we may not be able to attract and/or retain those financial advisors interested in receiving a greater percentage of the commissions and fees they generate. Should we elect to increase our payout rates to our advisors, our operating margins could be negatively impacted.

We expect to continue to face increasing competition from companies offering electronic brokerage services. These competitors may have lower costs or provide alternative services, and may offer certain clients more attractive pricing or other terms, than we offer.

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

In connection with our recruiting efforts, we rely significantly on the extensive relationships developed by senior management, resulting from their years of involvement in the financial services industry. We also rely on referrals, the use of both in-house and outside recruiters and target advertising. We cannot assure that these recruiting efforts will be successful or, if successful, that they will enhance our business, results of operations, or financial condition. We also cannot assure that profit generated by recruited financial advisors will exceed the costs incurred to recruit such financial advisors, including, but not limited to, recruiter salaries, overrides (to both in-house, as well as outside recruiters), marketing and advertising costs, and upfront amounts paid to financial advisors.

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

We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and/or investment advisors. Net capital is the net worth of a broker-dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead to Summit Brokerage and/or the Company being liquidated. If such net capital rules are changed or expanded, or if there is an unusually large charge or charges against our net capital (including as a result of Summit Brokerage’s obligation to indemnify our Clearing Brokers), we might be required to limit or discontinue those portions of our business that require us to maintain certain net capital levels. A large operating loss or charge(s) against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital equal to the greater of: (i) $250,000 or (ii) 6.67% of aggregate indebtedness. As of December 31, 2009, Summit Brokerage had net capital of approximately $2.30 million and excess net capital of approximately $2.00 million, as computed under SEC Rule 15c3-1.

The Company’s operating results and financial position are directly related to the activities of its principal operating subsidiary. The Company serves as a holding company for Summit Brokerage, its principal operating subsidiary. Any factors that may negatively affect Summit Brokerage’s financial results or ability to execute its business strategy, including as a result of any regulatory restrictions, will have an adverse affect on the Company and its prospects.

Our strategy of reinvesting our profits may adversely impact future earnings. The Company has determined that its long-term growth strategy can best be maximized through a significant reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, the Company’s future earnings may be negatively impacted.

Our growth has placed significant demands on our management and other resources and is likely to continue. To manage the currently anticipated growth of our business, we will need to attract, hire and retain highly skilled and motivated officers, employees and financial advisors. In particular, we expect that a need for increased staffing will continue for service personnel to support any expansion of our branch offices. We will also need to continue improving our existing systems, and/or implement new systems, for transaction processing, operational and financial management and training, and integrating and managing our growing employee and affiliate base. We cannot assure you that we will be able to attract the employees and consultants or conduct the improvements necessary to manage this growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

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

We may not be able to grow as planned. As part of our long-term growth strategy, we recruit individual financial advisors (or groups of financial advisors) and we evaluate the acquisition of other firms or assets that could complement or expand our business in attractive service markets or that could broaden our client relationships. We cannot assure you that we will be successful in our recruiting efforts or that we will be able to identify suitable acquisition candidates available on terms that are acceptable to us, or that we will be able to consummate any acquisition (see additional risk factors set forth in this Annual Report). Additionally, our ability to grow may be limited by applicable regulation.

During 2009, our revenues and earnings grew as a result of the net addition of a significant number of financial advisors, as well as an improvement in investor confidence (as measured by increases in the major market indices). We believe that our growth in financial advisors during 2009 was greatly aided by an industry-wide trend that saw a significant number of financial advisors move to other firms. Our advisor growth also benefited from changes in the manner in which certain of our competitors did business, which resulted in several financial advisors leaving those firms to join other firms, including Summit Brokerage. Prospectively, we believe that investor confidence may wane in 2010 and beyond as concerns about both the national, as well as global, economy persist. A continued lack of investor confidence will negatively impact our operating results. We may also be unable to sustain the same level of growth in financial advisors as we experienced in 2009, especially if the factors that permitted such growth are in any way diminished.

Future acquisitions may increase our leverage or cause dilution of existing shareholders’ interests. We anticipate that our growth strategy, which includes recruiting financial advisors and/or the acquisition of assets of other firms, will necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing could limit our ability to consummate such transactions. In addition, issuing securities in connection with acquisitions, or the hiring of additional financial advisors and other personnel may have a dilutive effect on the equity interests of our shareholders.

We may have difficulty integrating businesses and/or generating acceptable returns from future acquisitions. Even if we are able to identify acquisition candidates and complete the acquisitions on terms favorable to us, we cannot assure that we will be able to successfully integrate any acquired business into our operations. The success of any completed acquisition will depend in large measure on our ability to integrate the operations of the acquired business with our operations and otherwise to maintain and improve the results of operations of the acquired business. Acquisitions involve a number of special risks and present financial, managerial and operational challenges, some of which include:

•	diversion of management’s attention;

•	unanticipated events or circumstances;

•	existence of unknown liabilities;

•	potential disputes with sellers; and

•	adverse effects on our reported earnings per share in the event acquired intangible net assets, if any, become impaired.

An acquisition increases the risk that any business may lose key advisors, clients or employees of the acquired business. An acquired business could under-perform relative to our expectations and we may not realize the value we expect from the acquisition. Adverse market conditions or poor investment or other performance by an acquired company may adversely affect revenue. We could also experience financial or other setbacks if an acquired company has problems of which we are not aware. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations. Further, future acquisitions may further increase our leverage or, if we issue equity securities to pay for the acquisitions, our shareholders could suffer dilution of their interests.

Our exposure to possible litigation could adversely affect our business. From time to time, we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other lawsuits that generally seek substantial damages, including, in some cases, punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain errors and omissions insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the coverage for any particular claim (if covered at all) will be limited, and the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Consequently, any such litigation brought in the future could have a material adverse affect on our business, financial condition and operating results. With respect to litigation to which the Company is currently a party to, it is not possible to determine with certainty the outcome of such proceedings, although we believe that the eventual resolution of such proceedings will not have a material adverse affect on our financial position or operating results. Furthermore, given the significant decline in the major market indices that began in the second half of 2008 and the resulting reduction in the value of investments (including those investments that historically have been considered safe and conservative), no assurance can be given that the Company may not be subjected to a potentially significant increase in the number of proceedings to which it may be named as a party.

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

Our business relies heavily on computers and other electronic systems and capacity constraints and failures of these systems could harm our business. As our business expands, we face risks relating to the need to expand and upgrade our transaction processing and monitoring systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. We cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis, or that such upgrades will ultimately serve the purposes for which they were intended. Additionally, our business may be negatively impacted by acts of cyberterrorism. Problems may arise in the operation of the Company’s technology platform that are out of the Company’s control, including, for example, unexpected interruptions caused by system failures, the inability or failure of the Company and /or its Clearing Brokers to maintain the connectivity required for the Company to timely process transactions, concerns (actual or potential) about the security of data gathering and retrieval, interruptions of operations due to hackers, computer viruses or other malicious activity, including the unauthorized release of private information. Any of these problems could adversely affect the Company’s business.

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

We rely on third-party vendors to provide services that are an integral part of our business. As a fully disclosed broker-dealer, we rely on our Clearing Brokers to provide a number of operations and support functions that we cannot provide internally. If our relationship with one or both of our Clearing Brokers were to be terminated, our business could be materially adversely impacted unless we were able to utilize the services of another clearing firm. Even if we were to develop such other relationships, our business could be adversely impacted if we were unable to obtain terms as favorable as those currently in place. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of services to, our clients could be negatively impacted, which could, in turn, have a material adverse affect on both our revenues and our earnings.

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

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we are able to evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to increases in our credit risk to clients, as well as to third parties, and increases in general systemic risk.

Credit risk exposes us to losses caused by financial or other problems experienced by third parties. We are exposed to the risk that third parties which owe us money, securities or other assets will not fulfill their obligations. These parties include, but are not limited to, clients, clearing firms and other financial intermediaries. These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Significant failures by third parties to perform their obligations owed to us could adversely affect our operating results and working capital.

We have to indemnify our Clearing Brokers. Included in the Company’s clearing agreements with our Clearing Brokers is an indemnification clause. This clause relates to instances where the Company’s clients fail to settle security transactions. In the event this occurs, the Company has agreed to indemnify the Clearing Brokers to the extent of the net loss on the unsettled trade. As is customary in the industry, each of the Company’s Clearing Brokers has required that the Company put up a deposit, although there can be no assurance that the amount of any indemnified loss(es) will not exceed the amount of the deposit. Furthermore, in periods of extreme market volatility, it is possible that the Company may experience an increase in the number of unsettled trades.

We depend on our headquarters and operations center for continued operation of our business. A disaster directly affecting our headquarters and operations center, as well as that of our Clearing Brokers, may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster. In addition, insurance and other safeguards might only partially reimburse us for our losses. Furthermore, we rely on third parties to perform certain back office and trade execution functions on our behalf. In the event these third parties are unable to provide these services, including, as a result of a natural disaster or such other event which results in an interruption of their business activities, our operations could be materially negatively impacted.

We may have to indemnify our directors and officers for certain actions. Our Amended and Restated Articles of Incorporation, as amended, require us to indemnify (to the fullest extent permitted under Florida law) each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, lawsuit or proceeding to which they may be a party by reason of their being or having been directors or officers of our Company. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from suing directors for breaches of their fiduciary duties, including the duty of care, even though such an action, if successful, might otherwise benefit our shareholders and us. We maintain directors’ and officers’ liability insurance coverage. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to us. Furthermore, there can be no assurance that any action will be covered by insurance, or if covered, that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, we may be forced to pay such difference.

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

Additional capital may dilute current shareholders. In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities, and debt securities that are convertible into common stock, or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which could, in turn, result in a dilution of the equity ownership interests of existing shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock. In addition, issuances of options or warrants may also significantly dilute our current shareholders.

There may not be a liquid market for the common stock. Our common stock is currently traded on the OTC Electronic Bulletin Board. This market generally has less liquidity than the NASDAQ SmallCap Market, and certain institutional investors are precluded from buying stock in this market. There can be no assurance that our investors will be able to sell their shares of common stock at prices and at times that are desirable, if at all. In addition, no assurance can be given that the Company will continue to be a reporting public company in the future, or that our common stock will continue to be traded publicly on the bulletin board or on any other inter-dealer quotation system or exchange.

Our common stock is subject to the penny stock rules; as a result, our market liquidity could be adversely affected. The SEC’s regulations define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established clients and institutional accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might be adversely affected.

No dividends are anticipated. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares of common stock in the foreseeable future.

Our preferred stock may cause further dilution. Our Amended and Restated Articles of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock, with such rights and preferences as may be determined from time to time by our Board of Directors without further shareholder approval. The Company designated 150,000 shares, and issued to investors 125,000 shares, of such preferred stock as its Series A Preferred Stock. Consequently, we have 4,850,000 shares of authorized shares of preferred stock that may be sold in the future and that can, at the discretion of our Board of Directors, be designated as other series of preferred stock, with dividend and liquidation preferences that are senior, and not available to, the holders of our common stock. In the event that we issue additional preferred stock, the holders of such stock, as well as the Series A Preferred Stock, shall be entitled to receive dividends and distributions prior to their receipt by the holders of our common stock. Thus, holders of common stock could realize less than the amount of dividends and/or distributions to which they may otherwise be entitled.

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

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2009 (the end of the fiscal year covered by this Annual Report).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements for external purposes, in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements, in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the Consolidated Financial Statements.

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

Our management performed an assessment as of December 31, 2009 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fourth fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

(a) Submission of Matters to a Vote of Security Holders

On November 5, 2009, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Marshall T. Leeds, Steven C. Jacobs, Sanford B. Cohen, Paul D. DeStefanis, and William L. Harvey to the Board of Directors to hold office until our next annual meeting of shareholders or until their successors are duly elected and qualified. In addition, the shareholders ratified the appointment of Moore Stephens Lovelace, P.A., as our independent registered public accountants for the fiscal year ended December 31, 2009. The following table reflects the results of the meeting:

ELECTION OF DIRECTORS:

NAME	SHARES VOTED FOR	WITHHELD	NON-VOTES
Marshall T. Leeds	21,014,338	43,112	0
Steven C. Jacobs	20,986,211	43,112	0
Sanford B. Cohen	21,014,338	14,985	0
Paul D. DeStefanis	21,014,338	14,985	0
William L. Harvey	21,014,338	14,985	0

RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS:

SHARES VOTED	SHARES VOTED FOR	SHARES VOTED AGAINST	ABSTAIN	NON-VOTES
21,029,323	21,014,338	0	14,985	0

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Title
Marshall T. Leeds	54	Chairman of the Board, Chief Executive Officer and President
Steven C. Jacobs	49	Executive Vice President, Chief Financial Officer, Secretary and Director
Sanford B. Cohen	52	Director
Paul D. DeStefanis	49	Director
William L. Harvey	54	Director

Executive Officers and Directors

The biographies of our executive officers and directors are set forth below, including the experiences, qualifications, attributes or skills that have caused the Company to currently determine that each such person should serve as director of the Company.

Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President. Mr. Leeds was elected our President, and re-elected our Chairman and Chief Executive Officer, on February 26, 2004. He holds the same offices and board membership with Summit Brokerage. Mr. Leeds acquired a controlling interest in Summit Brokerage on May 22, 2002, whereupon he became our Chairman and Chief Executive Officer. From March 22, 2002 to May 22, 2002, Mr. Leeds was engaged as our Director of Recruiting. Between October 2001 and March 2002, Mr. Leeds was a private investor. Prior thereto, Mr. Leeds served, between January 2001 and September 2001, as Chairman and Chief Executive Officer of First Union Securities Financial Network, Inc. Prior to joining First Union, Mr. Leeds served, between December 1983 and December 2000, as Chairman, President and Chief Executive Officer of JWGenesis Financial Corp. and its predecessor. JWGenesis Financial Corp. was acquired by First Union Securities Financial Network, Inc. on January 1, 2001. Mr. Leeds is a past Chairman of the Regional Investment Bankers Association, Inc. and also serves on the Independent Contractor Firm Committee of the Securities Industry Association. Mr. Leeds has extensive experience in the securities industry in the operation and management of independent brokerage firms, in the recruitment of financial advisors and in strategic planning.

Steven C. Jacobs, Executive Vice President, Chief Financial Officer, Secretary, and a Director. Mr. Jacobs has been a director of the Company since February 26, 2004 and a director of Summit Brokerage since May 22, 2002. He became our Executive Vice President in February 2003, and assumed the additional duties of our Chief Financial Officer and Secretary in May 2003. He is also a director of and holds the same offices with Summit Brokerage. Prior to joining Summit Brokerage, Mr. Jacobs served, between October 2000 and January 2003, as the Managing Partner of Tucker Ridge Financial Partners, LLC, a private investment banking and financial advisory firm serving emerging growth and middle market companies. For the ten-year period prior to founding Tucker Ridge in October 2000, Mr. Jacobs held several senior executive investment banking positions, including having served, between January 2000 and September 2000, as Managing Director for Union Atlantic, LLC and prior thereto, between March 1998 and December 1999, as Managing Director of Pinnacle Partners, LLC, a private investment banking and financial advisory firm that was acquired by Union Atlantic in December 1999. Immediately following his graduation from the University of Florida in 1982 with a Bachelors in Accounting, Mr. Jacobs held audit, tax and consulting positions with Deloitte & Touche, and subsequent thereto served as Manager of Tax and Special Projects for Microtel, Inc. Mr. Jacobs also served as Chief Financial Officer for Corporate Securities Group, Inc., an NASD member broker-dealer. Mr. Jacobs has extensive experience in the securities industry, including related to accounting and finance, operations, corporate finance and strategic planning.

Sanford B. Cohen, Director. Mr. Cohen has been a director of the Company and of Summit Brokerage since February 2004 and a director of Summit Brokerage since May 22, 2002. Mr. Cohen also serves as a member of our compensation committee. In 1985, Mr. Cohen founded Prescott Valley Broadcasting Co., Inc., owner of KPPV-FM and KQNA-AM radio stations in Prescott Valley, Arizona, and has been its President since its inception. From 1982 to 1984, Mr. Cohen was Vice President of National Phonecasting Co., a joint venture with Gannett Broadcasting Corp., a private company engaged in telephone broadcasting of financial information. Mr. Cohen received his B.A. degree in Economics in 1979 from Michigan State University. Mr. Cohen has extensive executive experience with strong skills in strategic planning.

Paul D. DeStefanis, Director. Mr. DeStefanis became a director of the Company and Summit Brokerage in February 2004. Mr. DeStefanis also serves as a member of our compensation and audit committees. He has over twenty years of financial and accounting experience. Mr. DeStefanis is currently a principal of Advanced Business Valuations, a business valuation and litigation support services firm he founded in 1990. Mr. DeStefanis also sits on the board of directors of Emax, Inc. (d/b/a databazaar.com), an online retailer of imaging and information supplies. Between 1994–1996, Mr. DeStefanis served, on a part-time basis, as Chief Financial Officer and Treasurer of The Commonwealth Group, a merchant banking and corporate consulting firm. Prior thereto, between 1990 and 1994, Mr. DeStefanis served as Senior Vice President, Treasurer and Chief Financial Officer for Jillian’s Entertainment Corp., a diversified publicly-held entertainment company. Between 1982 and 1990, Mr. DeStefanis held various positions with Deloitte & Touche. Mr. DeStefanis graduated from the University of Florida in 1982 with a Bachelors in Accounting. In addition to being a Certified Public Accountant, he is an Accredited Business Valuator (AICPA designation), an Accredited Senior Appraiser (American Society of Appraisers designation) and a Certified Valuation Analyst (NACVA designation). Mr. DeStefanis is also a past member of the NACVA’S Education Board. Mr. DeStefanis has strong skills in corporate finance and accounting, business valuations, and strategic planning.

William L. Harvey, Director. Mr. Harvey became a director of the Company and Summit Brokerage in February 2004. Mr. Harvey also serves as a member of our audit committee. Mr. Harvey has over thirty years of financial and accounting experience, and has, since August 2008, served as Chief Financial Officer of Interval Leisure Group, Inc. (“ILG”) and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992 where he served as a member of the firm’s National Office SEC Services Department for two years. Mr. Harvey graduated from Florida State University in 1977 with a BS in Accounting. Mr. Harvey has extensive experience in corporate finance and accounting and strong skills in real estate and strategic planning.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 that were furnished to us, all such reports were timely filed.

Code of Ethics

We have adopted a code of ethics for our Chief Executive Officer, and for our senior financial officers, including our Chief Financial Officer and Principal Accounting Officer. Our code of ethics is included as an exhibit to this Annual Report on Form 10-K.

Audit Committee

The members of our audit committee are currently Paul D. DeStefanis and William L. Harvey. Messrs. DeStefanis and Harvey are considered “independent” as that term is defined in NASDAQ Rule 4200(a)(15). Further, the Board of Directors has determined that the audit committee has at least one financial expert, who is William L. Harvey.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company during the fiscal years ended December 31, 2009, and 2008 to our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity Incentive Plan Compensation ($) (g)		Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Marshall T. Leeds,	2009	$275,625	$—		$—	$27,651	$166,648	(1)	$—	$22,930	(3)	$492,854
Chairman of the Board, Chief Executive Officer and President	2008	$262,500	$—		$—	$10,001	$148,914	(2)	$—	$21,121	(3)	$442,536
Steven C. Jacobs,	2009	$182,963	$25,000	(4)	$—	$27,651	$—		$—	$55,135	(5)(6)	$290,749
Executive Vice President, Chief Financial Officer, Secretary and Director	2008	$178,500	$20,000	(4)	$—	$10,001	$—		$—	$17,921	(5)	$226,422

(1)	Represents non-discretionary bonus amounts accrued in 2009 but not paid until 2010.
(2)	Represents non-discretionary bonus amounts accrued in 2008 but not paid until 2009.
(3)	Includes an automobile allowance, employee benefits in the form of health insurance, and club dues.
(4)	Represents a discretionary bonus.
(5)	Includes an automobile allowance and employee benefits in the form of health insurance.
(6)	Also includes approximately $35,000 resulting from an increase in the value of warrants attributable to an approximate five year extension of the exercise period. See “Equity Compensation Plans Not Approved by Shareholders – Warrants.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options; stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2009.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Marshall T. Leeds	5,600,000	—	(1),(8)		$0.25	3/22/2012
	40,000	—	(1)		$0.40	12/31/2014
	40,000	—	(2)		$0.28	12/31/2015
	30,000	10,000	(3)		$0.35	12/31/2013
	470,168	235,084	(4)		$0.32	1/1/2017
	470,168	235,084	(4)		$0.35	1/1/2017
	20,000	20,000	(5)		$0.70	12/31/2014
	10,000	30,000	(6)		$0.50	12/31/2015
	—	80,000	(7)		$0.52	12/31/2016

	6,680,336	610,168					—	—	—	—
Steven C. Jacobs	20,000	—	(1)		$0.50	3/22/2012
	25,000	—	(1)		$0.50	8/2/2012
	600,000	—	(1)		$0.45	8/7/2013
	5,000	—	(1)		$0.50	12/22/2013
	40,000	—	(1)		$0.40	12/31/2013
	44,000	—	(1)		$0.40	6/1/2014
	6,500	—	(1)		$0.40	12/31/2014
	40,000	—	(1)		$0.40	12/31/2014
	40,000	—	(2)		$0.28	12/31/2015
	10,000	—	(2)		$0.28	12/31/2015
	30,000	10,000	(3)		$0.35	12/31/2013
	187,500	62,500	(3)		$0.32	12/31/2013
	187,500	62,500	(3)		$0.35	12/31/2013
	20,000	20,000	(5)		$0.70	12/31/2014
	10,000	30,000	(6)		$0.50	12/31/2015
	—	80,000	(7)		$0.52	12/31/2016

	1,265,500	265,000					—	—	—	—

(1)	Options were fully vested as of December 31, 2005.

(2)	Options vest 25% on 12/31/06, 12/31/07, 12/31/08 and 12/31/09.
(3)	Options vest 25% on 12/31/07, 12/31/08, 12/31/09 and 12/31/10.
(4)	Options vest 33.3% on 1/1/08, 1/1/09 and 1/1/10.
(5)	Options vest 25% on 12/31/08, 12/31/09, 12/31/10 and 12/31/11.
(6)	Options vest 25% on 12/31/09, 12/31/10, 12/31/11 and 12/31/12.
(7)	Options vest 25% on 12/31/10, 12/31/11, 12/31/12 and 12/31/13.
(8)	On January 14, 2010, the Company cancelled these options in consideration, in part, for the issuance of immediately exercisable options to acquire 2,800,000 shares of common stock at an exercise price of $.50, together with 2,800,000 shares of deferred stock, subject to shareholder approval of certain amendments to our 2006 Incentive Compensation Plan. See “Employment Agreements.”

Director Compensation

The following table sets forth certain information concerning compensation paid to our outside directors during the year ended December 31, 2009:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
William L. Harvey	$11,400		$23,887	(1)				$35,287
Paul D. DeStefanis	1,400		21,373	(2)				22,773
Sanford B. Cohen	1,400		21,373	(3)				22,773

	$14,200	$—	$66,633		$—	$—	$—	$80,833

(1)	As of December 31, 2009, Mr. Harvey beneficially owned options covering 395,000 shares of the Company’s common stock, all of which had vested. Mr. Harvey was also granted an option, on January 4, 2010, for an additional 95,000 shares, which options vested immediately upon issuance.
(2)	As of December 31, 2009, Mr. DeStefanis beneficially owned options covering 350,000 shares of the Company’s common stock, all of which had vested. Mr. DeStefanis was also granted an option, on January 4, 2010, for an additional 85,000 shares, which options vested immediately upon issuance.
(3)	As of December 31, 2009, Mr. Cohen beneficially owned options covering 390,000 shares of the Company’s common stock, all of which had vested. Mr. Cohen was also granted an option, on January 4, 2010, for an additional 85,000 shares, which options vested immediately upon issuance.

In serving on our Board, non-employee directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Non-employee directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the audit committee. In connection with their service to the Company in 2009, each non-employee director received an option for 85,000 shares of common stock at an exercise price equal to the price of our common stock at date of grant. The Chairman of the audit committee receives options for an additional 10,000 shares on the same terms and conditions as the other option awards described herein provided to all outside directors. Beginning in 2010, all non-employee directors also receive additional compensation of $1,000 per year in addition to the per-meeting amounts described herein.

Equity Compensation Plan Information

The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan, the 2006 Incentive Compensation Plan, and non-plan equity compensation agreements as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved By Shareholders	18,425,780	(1)	$0.42	2,034,483	(2)
Equity Compensation Plans Not Approved by Shareholders	1,156,650	(3)	$0.38	-0-

Total	19,582,430		$0.43	2,034,483	(2)

(1)	Includes 2,860,263 shares subject to outstanding options under the 2000 Incentive Compensation Plan, 9,965,517 shares subject to outstanding options under the 2006 Incentive Compensation Plan, as well as 5,600,000 shares subject to non-plan option agreements outstanding as of December 31, 2009. On January 14, 2010, the Company cancelled certain non-plan options for 5,600,000 shares in consideration, in part, for the issuance of immediately exercisable options to acquire 2,800,000 shares of common stock at an exercise price of $.50, together with 2,800,000 shares of deferred stock, subject to shareholder approval of certain amendments to our 2006 Incentive Compensation Plan. See “Employment Agreements.”
(2)	Represents shares available for award grants under the 2006 Incentive Compensation Plan as of December 31, 2009.
(3)	Includes 447,650 shares subject to non-plan option agreements outstanding as of December 31, 2009 and 709,000 shares issuable upon exercise of common stock purchase warrants issued in connection with the private placement of our securities in 2002 and 2003. See “Equity Compensation Plans Not Approved by Shareholders – Warrants”

Equity Compensation Plans Not Approved by Shareholders – Options. The equity compensation plans not approved by shareholders consist of 447,650 shares of the Company’s common stock issuable upon exercise of options, and which options were granted between 2000 and 2003. Options for 47,650 of these shares were issued prior to 2003 and have, with respect to options for 35,913 shares, an exercise price of $2.50 per share, all of which have vested. Options for 11,737 shares, having an exercise price of $1.00 per share, have all vested. We have also included a commitment, made in 2003, to issue up to 400,000 options at an exercise price of $0.45 per share, which options have a ten-year term and vested with respect to 150,000 options, on February 3, 2004, and with respect to 125,000 options, on each of February 3, 2005 and 2006. The optionees may pay the exercise price with respect to their options either in cash, by check, with already owned shares of common stock of the Company that have been held by the optionee for at least six (6) months (or such other shares as will not cause the Company to recognize for financial accounting purposes a charge for compensation expense), or such other manner as provided in the agreements or as may otherwise be determined by the Company. The option agreements provide for appropriate adjustment of the number of shares subject to the options and the exercise price of the options in the event of any increase or decrease in the number of issued and outstanding shares of the Company’s capital stock resulting from a stock dividend, a recapitalization or other capital adjustment of the Company. The Company has discretion to make appropriate anti-dilution adjustments to outstanding options in the event of a merger, consolidation or other reorganization of the Company, or a sale or other disposition of substantially all of the Company’s assets. The options are not assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an option is exercisable only by the optionee. In general, the vested portion of an option must be exercised within 90 days from disassociation with the Company.

Equity Compensation Plans Not Approved by Shareholders – Warrants. We issued common stock purchase warrants for 1,478,000 shares of our common stock to brokers and to certain administrative personnel in connection with our two private common stock offerings consummated in 2003. The warrants, which had a five-year term commencing on either March 19, 2003 or April 11, 2003 and expire on either March 18, 2008 or April 10, 2008, vested immediately upon issuance and were exercisable at a price of $0.30 per share payable in cash or by check. In December 2006, the Company extended the term of warrants to purchase 838,000 shares of common stock by not more than two years. In December 2009, with respect to warrants to purchase 509,000 shares of common stock, the Company extended the term to December 22, 2014 and increased the per share exercise price to $0.50. As of December 31, 2009, warrants to purchase 709,000 shares of common stock were outstanding. The holders of the warrants have piggy-back registration rights under which they may include in certain registration statements of the Company the shares of common stock issuable upon exercise of the warrants, subject to certain rights of the Company to cut-back the number of shares to be included under specified circumstances and to delay the filing or effectiveness of any registration statement or withdraw the registration statement. The warrant agreements contain certain cross-indemnification provisions in connection with the resale of the shares by the holders. The warrants contain anti-dilution provisions under which the exercise price of the warrants and the number of shares of common stock issuable upon their exercise are subject to adjustment in the event of stock splits, stock dividends, and in the event of a merger, consolidation, reorganization or reclassification of the capital stock of the Company.

Employment Agreements

Effective January 1, 2007, the Company entered into an employment agreement with Mr. Leeds for his continued service as Chairman of the Board, Chief Executive Officer, and President. Under the terms of such agreement, Mr. Leeds receives a base annual salary of $250,000 (subject to yearly increases of 5%), together with a non-discretionary bonus equal to 10% of the Company’s Earnings (as such term is defined within the new employment agreement), subject to a yearly limitation of $200,000 in 2007, $300,000 in 2008 and $400,000 thereafter. Mr. Leeds is also entitled to receive a percentage of the commissions, if any, that he generates. Mr. Leeds also received an option to acquire up to 2.5% of the

Company’s issued and outstanding shares of common stock at an exercise price of $.32 and an option to acquire up to 2.5% of the Company’s issued and outstanding shares of common stock at an exercise price of $.35. Based on the number of shares outstanding as of January 1, 2007, Mr. Leeds was issued an option to acquire up to 705,252 shares at an exercise price of $.32 and an option to acquire up to 705,252 shares at an exercise price of $.35.

In connection with the signing of employment agreements on May 22, 2002 and January 1, 2007, and the related issuance of options covering 7,000,000 shares and 1,410,504 shares (the “Leeds’ Options”), respectively, the Company has agreed to pay the amount of income tax liability incurred by Mr. Leeds upon exercise of the Leeds’ Options or any portion thereof that is directly related to such exercise; provided, however, that the Company’s obligation to pay such tax shall not exceed the amount of the tax benefit the Company receives as a direct result of Mr. Leeds’ exercise of the Leeds’ Options or any portion thereof. Coverage of such tax by the Company shall be made in the form of a bonus to Mr. Leeds, which will also be subject to the same tax coverage by the Company, up to a maximum amount of the Company’s tax benefit derived from such bonus.

On January 14, 2010, options entitling Mr. Leeds to acquire up to 5,600,000 shares of our common stock at an exercise price of $.25 per share were cancelled (the “Cancelled Options”), in consideration, in part, for the issuance of options to acquire 2,800,000 shares of our common stock (the “New Options”), together with 2,800,000 shares of deferred stock (“Deferred Stock”). The Cancelled Options were initially issued to Mr. Leeds in connection with his employment with us. The New Options and the Deferred Stock were issued subject to shareholder approval of certain amendments to our 2006 Incentive Compensation Plan (the “Plan”) to, among other things, increase the number of shares of Common Stock underlying the Plan. The New Options were issued with an exercise price of $.50 per share (an amount in excess of the closing price of our common stock on the date of grant), and are immediately exercisable upon shareholder approval of the amendments to the Plan (the “Plan Amendments”). The New Options will expire, if not sooner exercised, on December 31, 2019. The Deferred Stock represents a contingent right to receive an equal number of shares of common stock, which will vest ratably over a period of seven years, and will be delivered to Mr. Leeds upon the earlier to occur of: (i) December 31, 2019; (ii) change in control of the issuer; or (iii) under certain circumstances, the termination of Mr. Leeds employment with the issuer. Both the New Options and Deferred Stock provide for the payment by the Company of the income tax liability incurred by Mr. Leeds upon any exercise of the New Options or delivery of the Deferred Shares that is directly related to such exercise or delivery; provided, however, that the Company’s obligation to pay such tax shall not exceed the amount of the tax benefit the Company receives as a direct result of such exercise or delivery, including any portion thereof. Any such payments the Company is obligated to make to Mr. Leeds shall be in the form of a bonus, which will also be subject to the same tax coverage by the Company, up to a maximum amount of the Company’s tax benefit derived from such bonus.

2006 Incentive Compensation Plan

On December 13, 2006, the Company’s shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to the 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (SARs), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan shall be 12,000,000 shares, plus the number of shares with respect to which awards previously granted under the 2006 Plan that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The 2006 Plan imposes individual limitations on the amount of certain awards, in part, to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other Company obligations, and other stock-based awards granted to any one participant may not exceed 2,000,000 shares for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000. The Board of Directors or Committee admitting the 2006 Plan is authorized to adjust the limitations described above and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The Board of Directors or Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles. As of December 31, 2009, the Company had issued, or committed to issue, options entitling the holders thereof to acquire up to 9.96 million shares under the 2006 Plan, leaving a total of 2.04 million shares available for future grants. See “Employment Agreements.”

2000 Incentive Compensation Plan

Our 2000 Incentive Compensation Plan (the “Plan”), which was superceded by our 2006 Plan, was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provided for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. As of December 31, 2009, the Company had issued options entitling the holders thereof to acquire up to 2.86 million shares under the Plan. The exercise prices of the options range from $0.24 per share to $1.00 per share, and generally have scheduled vesting.

Options Granted Outside of Our 2000 Incentive Compensation Plan and 2006 Incentive Compensation Plan

As of December 31, 2009, we had options outstanding allowing the holders thereof to purchase an aggregate of 6.05 million shares of common stock with a range of exercise prices from $0.25 to $2.50 per share. Options for a total 5,600,000 shares expire on March 22, 2012, unless terminated earlier in accordance with their terms. On January 14, 2010, the option to acquire up to 5,600,000 shares of common stock at an exercise price of $.25 per share was cancelled in consideration, in part, for the issuance of options to acquire 2,800,000 shares of common stock at a price of $0.50 per share (expiring on December 31, 2019), together with 2,800,000 shares of deferred stock. See “Employment Agreements.”

All other non-plan options have a term of ten years from the date of grant, unless otherwise terminated in accordance with their terms. In general, options granted outside the plans must be exercised within 90 days of an employee’s disassociation from the Company. All outstanding options granted outside of our plans were exercisable as of December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 17, 2010 with respect to the beneficial ownership of common stock by: (i) each Named Executive Officer; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Benefit Ownership		Percent of Class (2)
Common Stock	Marshall T. Leeds	10,750,504	(3)	35.8%
Common Stock	Steven C. Jacobs	1,785,500	(4)	6.5%
Common Stock	Sanford B. Cohen	475,000	(5)	1.8%
Common Stock	Paul D. DeStefanis	635,000	(6)	2.4%
Common Stock	William L. Harvey	490,000	(7)	1.9%
Common Stock	Antares Capital Fund III Limited Partnership(8)	4,000,000		15.6%
Common Stock	The Equity Group Inc. Profit Sharing Plan & Trust(9)	1,600,000		6.2%
Common Stock	All executive officers and directors as a group (5 persons)	14,136,004	(10)	42.6%

(1)	Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432.
(2)

Based on 25,720,288 shares outstanding on March 17, 2010, and additional shares deemed to be outstanding as to a particular person, in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of March 17, 2010, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)

Includes: (a) 6,400,000 shares of common stock, and (b) 4,350,504 shares issuable pursuant to stock options exercisable within the next 60 days, including 2,800,000 shares issuable upon exercise of options, as described under “Employment Agreements.”

(4)

Includes 1,265,500 shares issuable pursuant to stock options exercisable within the next 60 days and 440,000 shares issuable pursuant to currently exercisable warrants. Also includes 80,000 shares of common stock owned of record by Mr. Jacobs and his spouse as tenants by the entireties, and with respect to such shares, Mr. Jacobs and his wife share voting and investment power.

(5)	Includes 475,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(6)

Includes 435,000 shares issuable pursuant to stock options exercisable within the next 60 days. Also includes 200,000 shares of common stock owned of record by Mr. DeStefanis and his spouse as tenants by the entireties, and with respect to such shares, Mr. DeStefanis and his wife share voting and investment power.

(7)	Includes 490,000 shares issuable pursuant to stock options exercisable within the next 60 days.
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

(10)	Includes 7,456,004 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days.

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

There were no related-party transactions during the years ended December 31, 2009 or December 31, 2008.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Moore Stephens Lovelace, P.A., our principal accountants, billed us an aggregate of $89,300 and $83,000 for each of the fiscal years ended December 31, 2009 and 2008, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q and/or Form 10Q-SB during such fiscal years, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during such fiscal years.

Audit Related Fees

Our principal accountants billed us $1,815 and $2,335 for audit-related fees in each of the fiscal years ended December 31, 2009 and 2008 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements. Fees included attendance at our annual shareholder meeting and miscellaneous consultations during the course of the year.

Tax Fees

Our principal accountants billed us $15,421 and $-0- for fees and expenses for services performed relating to tax compliance, tax advice or tax planning in each of the fiscal years ended December 31, 2009 and 2008.

All Other Fees

Our principal accountants billed us $5,000 and $6,500 for all other fees in the fiscal years ended December 31, 2009 and 2008 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors were authorized to perform audit services for the fiscal year ended 2009 by our Board of Directors and the Company’s Chief Executive Officer and Chief Financial Officer. Moore Stephens Lovelace, P.A. was appointed by our audit committee as our independent auditors for purposes of auditing and reviewing our financial statements for 2009. Our principal auditors informed our audit committee of the scope and nature of each service to be provided. During the year ended December 31, 2009, all services and fees rendered by Moore Stephens Lovelace, P.A. were approved by our audit committee in advance of providing such services.

Item 15.	Exhibits and Financial Statement Schedules

A. Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-K.

Number	Name

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment to Amended and Restated Articles of Incorporation (9)

3.3	Bylaws (1)

10.1	2000 Incentive Compensation Plan, as amended (6)

10.2	2000 Incentive Compensation Plan, as amended on June 22, 2005 (7)

10.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (2)

10.9	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (3)

10.10	Form of Warrants dated effective March 19, 2003 (4)

10.11	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective March 19, 2003 (6)

10.12	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective April 11, 2003 (6)

10.13	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (5)

10.14	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (5)

10.15	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (5)

10.16	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (5)

10.17	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #310 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.18	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #311 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.19	Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.20	Addendum to the Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.21	Lease Agreement between Summit Brokerage Services, Inc. and GLL BVK Properties, L.P. dated December 8, 2009 and commencing February 1, 2010 for Suites 500 and 240 of 595 S. Federal Highway, Boca Raton, Florida (12)

10.22	Employment Agreement between the Company and Marshall T. Leeds, dated January 1, 2007 (10)

10.23	2006 Incentive Compensation Plan (9)

10.24	Fully Disclosed Clearing Agreement of First Clearing, LLC, dated October 26, 2007 (11)

10.25	Fully Disclosed Clearing Agreement of Pershing, LLC, dated March 19, 2008 (11)

14.1	Code of Ethics for the CEO and Senior Financial Officers (11)

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(2)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended March 31, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(3)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(5)	Incorporated by reference to the Form 8-K filed on April 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.
(6)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2005, filed on August 15, 2005, file no. 0-29337.

(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005 filed March 31, 2006, file no. 0-29337.
(9)	Incorporated by reference to the Registrant’s Form 14A as filed on November 24, 2006, file no. 0-29337.
(10)	Incorporated by reference to the Form 8-K filed on January 4, 2007 by Summit Financial Services Group, Inc., file no. 0-29337.
(11)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007, filed March 31, 2008, file no. 0-29337.
(12)	Incorporated by reference to Registrant’s Form 8-K filed on December 10, 2009 by Summit Financial Services Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Summit Financial Services Group, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL SERVICES GROUP, INC.

/S/ MARSHALL T. LEEDS
Marshall T. Leeds
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: March 31, 2010

/S/ STEVEN C. JACOBS
Steven C. Jacobs
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: March 31, 2010

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARSHALL T. LEEDS Marshall T. Leeds	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 31, 2010

/S/ STEVEN C. JACOBS Steven C. Jacobs	Executive Vice President, Chief Financial Officer, and Secretary (principal financial officer)	March 31, 2010

/S/ PAUL D. DESTEFANIS Paul D. DeStefanis	Director	March 31, 2010

/S/ WILLIAM L. HARVEY William L. Harvey	Director	March 31, 2010

/S/ SANFORD B. COHEN Sanford B. Cohen	Director	March 31, 2010

SUMMIT FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Summit Financial Services Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants
Orlando, Florida
March 31, 2010

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and cash equivalents	$6,301,921	$5,166,614
Deposits held at clearing brokers	128,696	128,648
Commissions receivable, net	1,302,021	865,899
Notes receivable, net	826,912	512,455
Other receivables, net	162,657	142,287
Securities owned, at fair value	9,381	7,904
Prepaid expenses and other assets	707,739	512,649
Property and equipment, net	216,251	152,728
Goodwill	500,714	500,714

Total assets	$10,156,292	$7,989,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,306,597	$1,079,671
Accrued commissions expense	2,425,738	1,400,342

Total liabilities	3,732,335	2,480,013

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 25,735,200 issued and 25,720,288 outstanding at December 31, 2009; 25,473,546 issued and 25,458,634 outstanding at December 31, 2008	2,573	2,547
Additional paid-in capital	10,612,693	9,747,038
Unearned stock-based compensation	(1,114,477)	(823,322)
Treasury stock, 14,912 shares, at cost	(10,884)	(10,884)
Accumulated deficit	(3,065,961)	(3,405,507)

Total stockholders’ equity	6,423,957	5,509,885

Total liabilities and stockholders’ equity	$10,156,292	$7,989,898

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For The Years Ended December 31, 2009 and 2008

	2009	2008
Revenues
Commissions	$43,097,146	$32,269,835
Interest and dividends	1,336,790	1,307,988
Other	570,181	343,326

	45,004,117	33,921,149

Expenses
Commissions and clearing costs	36,195,049	26,194,047
Employee compensation and benefits	4,902,170	4,597,796
Occupancy and equipment	624,170	625,301
Communications	421,383	421,068
Depreciation and amortization	74,509	261,704
Other operating expenses	2,042,730	1,281,581

	44,260,011	33,381,497

Income before income taxes	744,106	539,652
Provision for income taxes	389,560	299,605

Net income	$354,546	$240,047

Basic income per common share	$0.01	$0.01

Diluted income per common share	$0.01	$0.01

Weighted average common shares outstanding:
Basic	25,463,792	25,697,561

Diluted	29,851,784	30,811,704

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2009 and 2008

	Preferred Stock Series A		Common Stock
	Number of Shares Outstanding	Par Value	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Unearned Stock-based Compensation	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2007	125,000	$13	28,235,075	$2,825	$10,088,338	$(983,982)	$(10,884)	$(3,630,554)	$5,465,756
Retirement of purchased shares	—	—	(2,912,077)	(291)	(672,768)	—	—	—	(673,059)
Preferred stock dividend	—	—	—	—	—	—	—	(15,000)	(15,000)
Issuance of options	—	—	—	—	347,995	(347,995)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(59,510)	508,655	—	—	449,145
Exercise of options and warrants	—	—	135,636	13	42,983	—	—	—	42,996
Net income	—	—	—	—	—	—	—	240,047	240,047

Balances, December 31, 2008	125,000	$13	25,458,634	$2,547	$9,747,038	$(823,322)	$(10,884)	$(3,405,507)	$5,509,885
Preferred stock dividend	—	—	—	—	—	—	—	(15,000)	(15,000)
Issuance of options	—	—	—	—	823,125	(823,125)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(43,446)	531,970	—	—	488,524
Exercise of options and warrants	—	—	261,654	26	85,976	—	—	—	86,002
Net income	—	—	—	—	—	—	—	354,546	354,546
Balances, December 31, 2009	125,000	$13	25,720,288	$2,573	$10,612,693	$(1,114,477)	$(10,884)	$(3,065,961)	$6,423,957

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income	$354,546	$240,047
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	74,509	81,791
Stock-based compensation	488,524	449,145
Amortization of advisor notes	331,770	89,810
Amortization of client list	—	179,913
Changes in:
Deposits held at clearing brokers	(47)	(100,508)
Commissions receivable	(436,122)	77,221
Notes receivable	(646,227)	(461,765)
Other receivables	(19,955)	(31,757)
Prepaid expenses and other current assets	(195,506)	21,197
Securities owned	(1,477)	15,386
Accounts payable and accrued expenses	226,926	(120,818)
Accrued commissions expense	1,025,396	(32,813)

Net cash provided by operating activities	1,202,337	406,849

Cash flows from investing activities
Purchase of property and equipment	(138,032)	(98,779)

Cash flows from financing activities
Dividends paid – preferred stock	(15,000)	(15,000)
Proceeds from exercise of stock options and warrants	86,002	42,996
Escrowed funds for share repurchase	—	1,942

Net cash provided by financing activities	71,002	29,938

Net increase in cash and cash equivalents	1,135,307	338,008
Cash and cash equivalents at beginning of year	5,166,614	4,828,606

Cash and cash equivalents at end of year	$6,301,921	$5,166,614

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—Summit Financial Services Group, Inc. (“SFSG”) is a holding company whose principal operating subsidiary is Summit Brokerage Services, Inc. (“SBS”). Through its network of approximately 190 independent branch offices, as well as its one company-owned office, SBS provides a wide range of financial products and services to clients across the country. SBS is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation, the Municipal Securities Rulemaking Board and the National Futures Association.

CONSOLIDATION POLICY—The accompanying consolidated financial statements include the accounts of the SFSG and its subsidiaries (collectively, the “Company”). SFSG’s primary subsidiary is SBS and its wholly owned subsidiaries Summit Financial Group, Inc. (a registered investment advisor), SBS Insurance Agency of Florida, Inc. (an insurance business) and its wholly owned subsidiaries, and Summit Holding Group, Inc. (a holding company). All significant intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS—The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

DEPOSITS HELD AT CLEARING BROKERS—The Company has interest-bearing deposits with its clearing brokers. The clearing brokers require deposits of all introducing brokers for whom they transact business.

COMMISSIONS RECEIVABLE, NET— The Company does not provide an allowance for commissions and other amounts due from its clearing brokers since, in the opinion of management, such amounts are fully collectible. For commissions due from parties other than the clearing brokers, the Company reduces the gross receivable based on the length of time it has been outstanding. As of December 31, 2009, the allowance amount was not significant. As of December 31, 2008, the Company did not provide an allowance for uncollectability.

NOTES RECEIVABLE, NET— Notes receivable, net are comprised of amounts due from the Company’s financial advisors in the form of both non-forgivable and forgivable loans. Non-forgivable loans are typically repaid by the financial advisor from the amounts they would otherwise be due as a result of their gross production, while the forgivable loans are amortized, typically over a period of four years. Any amortized amounts are included in commissions and clearing costs in the accompanying Consolidated Statements of Income. The Company’s policy is to establish an allowance against the net amount of the loans. Furthermore, management periodically reviews the loans to determine whether additional allowances should be recorded. As of December 31, 2009 and 2008, the Company had established allowances totaling approximately $54,000 and $118,000, respectively. In the event a financial advisor’s affiliation terminates prior to either the repayment of the loan or its complete amortization, the financial advisor is required to repay such balance to the Company.

OTHER RECEIVABLES, NET—Other receivables, net consist primarily of amounts due from employees and financial advisors of approximately $77,000 and $61,000 and other receivables of approximately $86,000 and $81,000 at December 31, 2009 and 2008, respectively.

SECURITIES OWNED, AT FAIR VALUE— Securities owned are valued at estimated fair value, as determined by management. The resulting differences between cost and estimated fair value are included in the Consolidated Statements of Income.

PROPERTY AND EQUIPMENT, NET—Property and equipment, net are stated at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized over the estimated remaining term of the related leases. (See Note 2.)

TREASURY STOCK—Treasury stock is reflected at cost.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

COMMISSION REVENUE AND EXPENSE—Commission revenue and the corresponding expense are recorded on a trade-date basis. The Company receives commissions and fee income on securities transactions sold by its financial advisors. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the financial advisors based on a formal commission payout schedule maintained with each financial advisor and/or branch licensee. The following table reflects the various sources of revenue for the years ended December 31, 2009 and 2008:

	2009	2008
Insurance related products	$14,400,706	$11,427,393
Equities	11,027,609	6,585,257
Mutual funds	5,522,288	4,592,263
Investment advisory fees	6,350,071	5,931,367
Other commission income	5,796,472	3,733,555

Total	$43,097,146	$32,269,835

INCOME TAXES—Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist primarily of taxes currently due plus deferred taxes.

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax may also be recognized for operating losses and tax credits that are available to offset future taxable income. (See Note 10.)

STOCK OPTIONS—The Company accounts for stock-based compensation using the fair market value method. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The amortization of earned stock expense related to issuances to employees is included in the accompanying Consolidated Statements of Income under the caption “Employee Compensation and Benefits”, while the amortization of earned stock expense related to issuances to non-employees is included under the caption “Other Operating Expenses.” (See Note 8.)

INCOME PER SHARE—Basic income per share for the years ended December 31, 2009 and 2008 has been computed by dividing net income (less preferred dividends of $15,000 in each of 2009 and 2008) by the weighted average number of common shares outstanding. For the years ended December 31, 2009 and 2008, the following table reflects the effect of dilutive options and warrants and convertible preferred stock on basic and diluted earnings per share (“EPS”).

	2009			2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$354,546			$240,047
Less: preferred stock dividends	(15,000)			(15,000)

Income available to common shareholders	339,546	25,463,792	$0.01	225,047	25,697,561	$0.01
Effect of dilutive securities	—	4,387,992		—	5,114,143

Diluted EPS
Income available to common shareholders plus assumed conversions	$339,546	29,851,784	$0.01	$225,047	30,811,704	$0.01

The number of potentially anti-dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2009 and 2008, totaled 8,834,547 and 7,148,915, respectively.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates by management include the determination of the amounts to accrue with respect to certain litigation, the ultimate outcome of which is not determinable until such litigation has been settled, the valuation of intangible assets, the allowances for notes receivable from financial advisors, and stock-based compensation. Actual results could differ from those estimates.

RECLASSIFICATIONS—Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for 2008.

SUBSEQUENT EVENTS—Management has evaluated subsequent events for recognition and disclosure through March 31, 2010, the date the consolidated financial statements were available to be issued.

NOTE 2—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Computer systems and software	$351,868	$302,548
Equipment and furniture	141,832	53,120
Leaseholds	13,722	13,722

Total	507,422	369,390
Less: accumulated depreciation and amortization	(291,171)	(216,662)

Total property and equipment, net	$216,251	$152,728

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2009 and 2008:

	2009	2008
Accounts payable	$258,053	$194,921
Accrued expenses and other accrued liabilities	745,458	657,790
Accrued wages and other	303,086	226,960

	$1,306,597	$1,079,671

NOTE 4—GOODWILL AND CLIENT LIST

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

Based upon management’s estimates, the original purchase price, including transaction costs, was allocated as follows: Client list—$1,142,000; Goodwill—$532,000; Equipment—$6,000; imputed interest—$176,000. The client list was amortized over its estimated beneficial life of six years. As of December 31, 2008, the client list had been fully amortized. Amortization of the client list for the year ended December 31, 2008 was approximately $180,000.

Goodwill is reviewed for impairment at least annually, with the Company recording adjustments, if any, that are deemed appropriate. No such impairment expense was recorded in 2009 or 2008.

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

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

On December 12, 2007, SBS entered into a Mediation Settlement Agreement (“Agreement”) with Richard Parker (“Parker”), SBS’s former Vice Chairman and President and a principal shareholder of the Company. In accordance with the terms of the Agreement, all disputes relating to the litigation styled Summit Brokerage Services, Inc. v. Richard Parker (the “Suit”), which the Company commenced on August 18, 2003 in Palm Beach County, Florida, were resolved, subject to the fulfillment of certain conditions specified in the Agreement. The Agreement required Parker to relinquish all security interest he had in the Company, totaling 3,421,927 shares of the Company’s common stock (including 500,000 shares to be acquired through the exercise of an option (the “Option”)). In exchange, the Company was obligated to, among other things, pay $675,000 to Mr. Parker on or before December 31, 2007. On December 31, 2007, the Company paid the $675,000 to Parker’s counsel, which amount was held in escrow pending the delivery by Parker of the shares and the Option. On January 3, 2008, Parker delivered to the Company 2,479,252 shares, together with the Option. Accordingly, Summit authorized the release of $587,687 from escrow, with the balance to be released upon the delivery by Parker of the remaining shares. On August 25, 2008, Parker delivered to the Company an additional 432,825 shares of common stock, and the Company authorized the release of $85,370 from escrow. Subsequent thereto, $1,943 was returned to the Company from the escrow proceeds.

NOTE 6—PREFERRED STOCK

On March 27, 2002 the Company amended its Articles of Incorporation to designate 150,000 shares as Series A Convertible Preferred Stock from its 5,000,000 authorized shares of “blank check” preferred stock, par value $0.0001 per share. During the year ended December 31, 2001, the Company issued 125,000 shares of 12%, cumulative Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $125,000. The number of shares of common stock which may be issued in respect of the shares of Series A Preferred Stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A Preferred Stock being converted multiplied by 115% of the subscription price of $1.00 per Series A Preferred share, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the Series A Preferred Stock were converted as of December 31, 2009 and 2008 was 143,750. All such Series A Preferred Stock is non-voting stock. The holders of Series A Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During each of 2009 and 2008, the Company paid or accrued a total of $15,000 in dividends and reflected, as of December 31, 2009 and 2008, accrued dividends of $23,376 and $20,376, respectively. As of December 31, 2009 and 2008, undeclared dividends in arrears approximated $29,000 and $26,000, respectively. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of Series A Preferred Stock. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7—TREASURY STOCK

Treasury stock is reflected at cost, and consists of 14,912 shares of common stock at December 31, 2009 and 2008.

NOTE 8—STOCK OPTIONS AND WARRANTS

The Company accounts for all option issuances (including those issued by the Company to both employees and non-employees of SBS) using the fair market value method. In connection therewith, the Company records, upon the issuance of each option, unearned stock-based compensation in an amount equal to the number of shares covered by the option multiplied by the fair value per option. The amount recorded as unearned stock-based compensation is then amortized over the vesting period of the option. Consequently, the total expense recognized in the current period represents the amortized portion, if any, of the fair value of all outstanding options.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

The following schedule reflects the number of shares covered by stock option and warrant activity during 2009 and 2008 related to both employees and non-employees:

	2009	2008
Shares
New grants – employees	1,030,106	838,235
New grants – non-employees	459,588	621,827
Forfeited, expired or exercised – employees	144,440	242,077
Forfeited, expired or exercised – non-employees	410,134	833,920
Amount
Fair market value of options issued – employees	$306,691	$217,546
Fair market value of options issued – non-employees	$120,350	$118,288
Earned stock expense, net – employees	$321,943	$316,700
Earned stock expense, net – non-employees	$125,451	$132,441

During 2009, the Company cancelled and replaced options and warrants entitling the holders thereof to purchase up to 1,576,981 and 509,000 shares of common stock, respectively. During 2008, the Company cancelled and replaced options entitling the holders thereof to purchase up to 136,435 shares of common stock.

	2009	2008
Shares
Cancelled and replaced options – employees	1,509,481	96,609
Cancelled and replaced options – non-employees	67,500	39,826
Cancelled and replaced warrants – employees	465,000	—
Cancelled and replaced warrants – non-employees	44,000	—
Amount
Fair market value of replacement options – employees, net	$341,889	$6,154
Fair market value of replacement options – non-employees, net	$13,035	$6,006
Fair market value of replacement warrants – employees, net	$37,534	—
Fair market value of replacement warrants – non-employees, net	$3,626	—

Stock option activity during 2008 and 2009 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	17,554,242	$0.39
Granted	1,460,062	$0.59
Cancelled options	(136,435)	$0.41
Issued upon cancellation of previously granted options	136,435	$0.55
Forfeited or expired	(1,040,360)	$0.31
Exercised	(35,636)	$0.36

Outstanding at December 31, 2008	17,938,308	$0.41
Granted	1,489,694	$0.59
Cancelled options	(1,576,981)	$0.52
Issued upon cancellation of previously granted options	1,576,981	$0.56
Forfeited or expired	(366,920)	$0.43
Exercised	(187,654)	$0.34

Outstanding at December 31, 2009	18,873,428	$0.42

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

As of December 31, 2009, there were currently exercisable options outstanding allowing the holders thereof to purchase approximately 13.67 million shares of common stock at a weighted average exercise price of approximately $.37 per share. The exercise prices for outstanding, as well as currently exercisable, options range from $.24 to $2.50.

As of December 31, 2009, there was approximately $1,114,000 of total unrecognized stock-based compensation cost. This cost is expected to be recognized over a weighted average period of 2.7 years.

The weighted average fair value of options granted for 2009 and 2008 was $0.23 and $0.24 per option, respectively.

The range of exercise prices for options outstanding at December 31, 2009 was $0.24 to $2.50. The following table summarizes information about options outstanding at December 31, 2009:

	Outstanding Options			Exercisable Options
	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
Range of Exercise Price
$0.24 - $0.30	6,928,121	2.3	$0.25	6,928,121	2.3	$0.25
$0.32 - $0.40	3,377,281	4.6	$0.35	2,654,513	4.2	$0.35
$0.42 - $0.50	3,338,791	2.1	$0.49	2,250,239	3.2	$0.49
$0.51 - $0.60	2,397,667	4.7	$0.58	407,112	2.8	$0.59
$0.65 - $0.70	2,604,206	3.8	$0.70	1,223,236	3.6	$0.70
$0.75 - $0.80	159,715	3.1	$0.77	143,215	2.9	$0.77
$1.00 - $2.50	67,647	1.4	$1.80	67,650	1.4	$1.80

	18,873,428	3.2	$0.42	13,674,086	2.9	$0.37

As of December 31, 2009, the aggregate intrinsic value of vested and exercisable options was approximately $2.0 million, based on a year-end closing price for the Company’s common stock of $.52 per share.

During 2003, the Company issued warrants entitling the holders thereof to acquire up to 1,478,000 shares of common stock at a price of $.30 per share. These warrants were exercisable for a period of five years and had expiration dates ranging from March 18, 2008 to April 11, 2008. During 2006, the Company agreed to extend the term of warrants covering 838,000 shares of common stock by two years, with expiration dates now ranging from March 18, 2010 to April 11, 2010. During 2009, holders of warrants underlying 509,000 shares of common stock cancelled and replaced their warrants in exchange for new warrants with an exercise price of $.50 per share, immediate vesting and a five-year term. In connection with cancellation and replacement, the Company recognized earned stock expense of $41,160. As of December 31, 2009 and 2008, there were outstanding warrants allowing the holders thereof to purchase 709,000 and 783,000 shares of common stock, respectively.

For purposes of valuing options and warrants, the Company uses the Black-Scholes option pricing model. For the years ended December 31, 2009 and 2008, the following assumptions have been utilized:

	2009	2008
Expected life (in years)	0.1 – 7.0	5.0 – 7.0
Risk-free interest rate	0.06% - 3.39%	1.55% -3.45%
Volatility	57% - 66%	42% - 57%
Dividend yield	0.0%	0.0%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company previously leased office space under four non-cancelable operating leases. Under these leases, the Company occupied approximately 14,200 square feet of office space in five suites within the same building in Boca Raton, Florida. On June 25, 2003, the Company entered into two of these long-term leases for space totaling approximately 6,300 square feet. These leases both commenced on February 1, 2004 and expired on January 31, 2010. On May 1, 2006, the Company entered into another long-term lease for approximately 600 square feet, which lease

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

expired on January 31, 2010. On March 22, 2005, the Company entered into an additional long-term lease for space totaling approximately 7,400 square feet. This lease, which commenced on February 1, 2005 and expired on January 31, 2010, provided for monthly base rent in the amount of $13,579. The lease allowed for a remodeling allowance of $38,850, which had been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit was being amortized over the term of the lease as a reduction to the amount of rent expense. In addition to the base rent, all of these leases required the Company to pay its pro-rata share of common area expenses and management fees, which amount approximated 60% of the base rent. Total rent expense, including month-to-month leases for the year ended December 31, 2009 and 2008, was approximately $530,000 and $525,000, respectively.

In December 2009, the Company entered into two separate lease agreements for office space in Boca Raton, Florida to replace the lease agreements expiring on January 31, 2010. The first lease (the “Lease Agreement”) is for 13,554 square feet of office space to house the corporate headquarters for the Company’s operations. The Lease Agreement took effect as of February 1, 2010 and replaced the Company’s lease, which expired in January 2010. The term of the Lease Agreement is from February 1, 2010 through August 31, 2017, with the Company having the option to extend the Lease Agreement for two five-year renewal terms. Initial base rent is approximately $23,719 per month, subject to certain fixed increases over the course of the term, as set forth in the Lease Agreement. The second lease (the “Second Lease Agreement”) is for 4,264 square feet of office space to house certain financial advisors. The Second Lease Agreement, which was originally effective as of August 1, 2010, was amended on January 14, 2010 to provide for occupancy effective as of March 1, 2010. The term of the Second Lease Agreement is from March 1, 2010 through August 31, 2013, with the Company having the option to extend the Second Lease Agreement for one four-year renewal term and, subsequently, two five-year renewal terms. Initial base rent is approximately $7,462 per month, subject to certain fixed increases over the course of the term, as set forth in the Second Lease Agreement.

The Company also leases certain equipment under an operating lease, which provides for minimum monthly payments of approximately $3,000 through December 2011.

The approximate minimum annual, non-cancelable rent payments due under the Company’s operating leases (based only on the base rent, without regard to the Company’s share of common areas and other expenses) are as follows:

Year	Amount
2010	$230,000
2011	413,000
2012	393,000
2013	321,000
2014	314,000
Thereafter	883,000

$2,554,000

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

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

Retirement Plan

The Company has a retirement plan, which management believes qualifies as a deferred compensation plan (the “Plan”), under Section 401(k) of the Internal Revenue Code. All employees who are at least 21 years old are eligible to participate in the Plan on the first day of the month following their six-month anniversary of service. During the years ended December 31, 2009 and 2008, the Company matched 100% of the eligible participant’s contribution up to 3% of the participant’s qualifying wages and then 50% of the next 2% of participant’s contribution. Company matching contributions charged to employee compensation and benefits for the years ended December 31, 2009 and 2008 approximated $135,000 and $120,000, respectively.

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

Clearing Firms

Included in the Company’s clearing agreements with its clearing brokers is an indemnification clause. This clause relates to instances where the Company’s clients fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing brokers to the extent of the net loss on the unsettled trade. At December 31, 2009, management of the Company had not been notified by the clearing brokers, nor were they otherwise aware, of any potential losses relating to this indemnification.

Other

In connection with the execution of employment agreements with, and the related issuance of stock options to, the Company’s Chief Executive Officer, the Company has agreed to pay the income tax liability incurred by the Chief Executive Officer upon the exercise of such stock options. The Company’s obligation to pay such tax, however, shall not exceed the amount of the tax benefit the Company receives as a direct result of the Chief Executive Officer’s exercise of the stock options or any portion thereof. No options were exercised by the Chief Executive Officer during either 2009 or 2008.

NOTE 10—INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. As of December 31, 2009 and 2008, the Company recognized a deferred tax asset of approximately $987,000 and $853,000, respectively, the significant components of which are as follows:

	2009	2008
Amortization of stock-based compensation	$680,000	$523,000
Amortization of client list and goodwill	150,000	179,000
Allowances and other items	157,000	151,000

	$987,000	$853,000

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009 and 2008, the Company has established a valuation allowance equal to the amount of the deferred tax asset. The valuation allowance increased by approximately $134,000 during the year ended December 31, 2009.

The Company’s effective tax rate differs from the statutory federal income tax rate due to the following at December 31, 2009 and 2008:

	2009	2008
Tax at statutory rate	34%	34%
Increase (decrease) resulting from:
Effect of state income tax	3%	3%
Effect of non-deductible expenses, primarily stock-based compensation	20%	26%
Effect of utilization of net operating loss carryforward	–	(9)%
Effect of other items	(5)%	2%

Effective tax rate	52%	56%

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

The federal and state income tax provision is approximately as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Current
Federal	$239,000	$157,000
State	41,000	27,000

	280,000	184,000

Deferred
Federal	90,000	102,000
State	20,000	14,000

	110,000	116,000

Total provision for income taxes	$390,000	$300,000

NOTE 11—CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments, commissions receivable, notes and other receivables. The Company places its temporary cash investments with financial institutions, which balances may exceed federally-insured limits.

During the years ended December 31, 2009 and 2008, transactions representing approximately 48% and 53%, respectively, of the Company’s total commission revenues were processed through one of the Company’s clearing brokers. At December 31, 2009 and 2008, commissions receivable from this clearing broker represented approximately 25% and 39%, respectively, of total commissions receivable.

FAIR VALUE—All financial instruments are carried at amounts that approximate fair value because of the short maturity of these instruments.

NOTE 12—NET CAPITAL REQUIREMENT

SBS is a “Fully Disclosed Broker-Dealer.” The Company does not carry client accounts and does not accept client funds or securities. Instead, it has entered into a “clearing agreement” with its clearing brokers and has fully disclosed all of its client accounts to these brokers.

The Company is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. Under the Rule, the Company is required to maintain minimum net capital equal to the greater of: (i) $250,000, or (ii) 6.67% of aggregate indebtedness. The Rule also requires that the Company’s ratio of aggregate indebtedness to net capital not exceed 15 to 1, as computed under SEC Rule 15c-3-1.

At December 31, 2009 and 2008, the Company had net capital of approximately $2.3 million and $2.0 million, respectively, and the Company’s aggregate indebtedness to net capital ratio was 1.67 to 1 and 1.26 to 1, respectively, as computed under SEC Rule 15c-3-1.

NOTE 13—SUBSEQUENT EVENT

In January 2010, options entitling the Chairman, CEO and President of the Company (the “Holder”) to acquire up to 5,600,000 shares of SFSG’s common stock at an exercise price of $.25 per share were cancelled, in consideration, in part, for the issuance of new options to acquire 2,800,000 shares of common stock, together with 2,800,000 shares of deferred stock. The new options and the deferred stock were issued subject to shareholder approval of certain amendments to SFSG’s 2006 Incentive Compensation Plan (the “Plan”), to among other things, increase the number of shares of common stock underlying the Plan. The new options were issued with an exercixe price of $.50 per share and are immediately exercisable upon shareholder approval of the amendments to the Plan. The new options will expire, if not sooner exercised, on December 31, 2019. The deferred stock represents a contingent right to receive an equal number of shares of common stock, which will vest ratably over a period of seven years, and will be delivered upon the earlier to occur of: (i) December 31, 2019; (ii) a change in control of SFSG; or (iii) under certain circumstances, the termination of the Holder’s employment with the Company.

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