Form 10-Q
period 2010-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2010-05-17
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No: 333-108818

SUMMIT FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	05-0577932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 South Federal Highway

Suite 500

Boca Raton, FL 33432

(Address of principal executive offices)

(Zip Code)

(561) 338-2800

(Registrant’s telephone number, including area code)

980 North Federal Highway

Suite 310

Boca Raton, FL 33432

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 12, 2010
Common Stock Par value $0.0001 per share	25,920,288

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment, economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$7,707,136	$6,301,921
Deposits held at clearing brokers	128,703	128,696
Commissions receivable, net	1,314,810	1,302,021
Notes receivable, net	674,253	826,912
Other receivables, net	88,413	162,657
Securities owned, at fair value	7,640	9,381
Prepaid expenses and other assets	731,675	707,739
Property and equipment, net	577,441	216,251
Goodwill	500,714	500,714

TOTAL ASSETS	$11,730,785	$10,156,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,832,070	$1,306,597
Accrued commissions expense	3,099,885	2,425,738

TOTAL LIABILITIES	4,931,955	3,732,335
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 25,935,200 issued and 25,920,288 outstanding at March 31, 2010 and 25,735,200 issued and 25,720,288 outstanding at December 31, 2009	2,593	2,573
Additional paid-in capital	11,597,269	10,612,693
Unearned stock-based compensation	(1,584,570)	(1,114,477)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(3,205,591)	(3,065,961)

TOTAL STOCKHOLDERS’ EQUITY	6,798,830	6,423,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,730,785	$10,156,292

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For The Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues
Commissions	$14,520,117	$7,670,490
Interest and dividends	339,095	301,176
Other	200,048	106,342

	15,059,260	8,078,008

Expenses
Commissions and clearing costs	12,490,593	6,248,791
Employee compensation and benefits	1,719,259	1,192,329
Occupancy and equipment	214,855	155,777
Communications	102,529	112,895
Depreciation and amortization	48,676	19,311
Other operating expenses	476,228	435,027

	15,052,140	8,164,130

Income (loss) before income taxes	7,120	(86,122)

Provision for income taxes	143,000	—

Net loss	$(135,880)	$(86,122)

Basic loss per common share	$(0.01)	$(0.00)

Diluted loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic	25,726,863	25,458,634

Diluted	25,726,863	25,458,634

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(135,880)	$(86,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,676	19,311
Stock based compensation, net	454,503	154,200
Amortization of advisor notes	115,910	40,030
Changes in:
Deposits held at clearing brokers	(7)	(10)
Commissions receivable	(12,790)	(543,921)
Notes receivable	36,749	(127,799)
Other receivables	74,245	31,909
Prepaid expenses and other	(23,937)	154.980
Securities owned	1,741	(471)
Accounts payable and accrued expenses	525,473	(181,148)
Accrued commission expense	674,148	284,434

Net cash provided by (used in) operating activities	1,758,831	(254,607)

Cash flows from investing activities–
Purchase of property and equipment	(409,866)	(1,496)

Net cash used in investing activities	(409,866)	(1,496)

Cash flows from financing activities:
Payment of preferred stock dividend	(3,750)	(3,750)
Proceeds from exercise of warrants	60,000	—

Net cash provided by (used in) financing activities	56,250	(3,750)

Net increase (decrease) in cash and cash equivalents	1,405,215	(259,853)
Cash and cash equivalents at beginning of period	6,301,921	5,166,614

Cash and cash equivalents at end of period	$7,707,136	$4,906,761

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2010

NOTE 1—GENERAL

The condensed consolidated financial statements for the three-month periods ended March 31, 2010 and March 31, 2009 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010.

Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net loss for the period ended March 31, 2009.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income (loss) available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive common stock equivalents includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. As of March 31, 2010, the Company had options, warrants and deferred shares outstanding entitling the holders thereof to purchase a total of approximately 19.7 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing the diluted loss per share, the Company has not assumed the exercise of any options and warrants because the effect thereof would be either non- or anti-dilutive. As of March 31, 2009, the Company had options and warrants outstanding entitling the holders thereof to purchase a total of approximately 18.9 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing the diluted loss per share, the Company did not assume the exercise of any options and warrants because the effect thereof would be either non- or anti-dilutive.

Stock-Based Awards

The Company accounts for stock-based compensation using a fair market value method. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The amortization of earned stock expense related to issuances to employees is included in the accompanying condensed consolidated statements of income under the caption “Employee Compensation and Benefits”, while the amortization of earned stock expense related to issuances to non-employees is included under the caption “Other Operating Expenses.”

The following schedule is intended to reflect the total fair market values of options issued to both employees and non-employees during the three-month periods ended March 31, 2010 and 2009, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options in the current and prior period:

	For The Three Months Ended March 31,
	2010	2009
Fair market value of options issued—employees, net	$328,764	$72,167
Fair market value of options issued—non-employees, net	$48,133	$2,495
Fair market value of deferred stock issued, net	$549,096	$—
Net amortization expense—options issued to employees	$412,107	$131,009
Net amortization expense—options issued to non-employees	$42,396	$23,191

In January 2010, options entitling the Chairman, CEO and President of the Company (the “Holder”) to acquire up to 5,600,000 shares of SFSG’s common stock at an exercise price of $.25 per share were cancelled, in consideration, in part, for the issuance of new options to acquire 2,800,000 shares of common stock, together with 2,800,000 shares of deferred stock. The new options and the deferred stock were issued subject to shareholder approval of certain amendments to SFSG’s 2006 Incentive Compensation Plan (the “Plan”), to among other things, increase the number of shares of common stock underlying the Plan. The new options were issued with an exercise price of $.50 per share and are immediately exercisable upon shareholder approval of the amendments to the Plan. The new options will expire, if not sooner exercised, on December 31, 2019. The deferred stock represents a contingent right to receive an equal number of shares of common stock, which will vest ratably over a period of seven years, and will be delivered upon the earlier to occur of: (i) December 31, 2019; (ii) a change in control of SFSG; or (iii) under certain circumstances, the termination of the Holder’s employment with the Company.

NOTE 3—INCOME TAXES

For the three-month period ended March 31, 2010, the Company’s provision for income taxes reflects an estimated tax accrual of $143,000 based on the Company’s estimated effective tax rate for the year ending December 31, 2010. For the three months ended March 31, 2009, the Company did not provide for income taxes based on the Company’s estimate of the effective tax rate for the full year ended December 31, 2009. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by its pre-tax book income) from period to period, regardless of the Company’s effective tax rate for purposes of determining its federal and state income tax liability.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2010, Summit Brokerage had net capital of approximately $2.04 million, which was $1.71 million in excess of its SEC-required minimum net capital of $330,511. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 2.09 to 1 at March 31, 2010.

NOTE 5—CONTINGENCIES

The Company is, or may become, a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses which could result from asserted matters. Management believes that, to the best of its knowledge, the range of potential net losses resulting from the currently asserted proceedings in excess of the accrued amount, if any, will not be material to the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month periods ended March 31, 2010 and 2009 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of April 30, 2010, we had approximately 305 financial advisors operating from approximately 193 offices located throughout the country. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the quarters ended March 31, 2010 and 2009:

	March 31, 2010		March 31, 2009
Insurance related products	$5,224,319	35%	$2,680,681	33%
Equities	3,114,632	21	1,867,361	23
Mutual funds	2,120,707	13	863,036	11
Investment advisory fees	2,588,151	17	1,210,492	15
Other commission income	1,472,308	10	1,048,920	13
Miscellaneous	539,143	4	407,518	5

Total	$15,059,260	100%	$8,078,008	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the quarter ended March 31, 2010, our revenues were positively impacted (when compared with the same period of the prior year) by a significant net addition of new financial advisors as well as an improvement in investor confidence.

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

Our operating results may also be negatively impacted by other factors facing the financial services industry, in general, and the independent broker-dealer channel, specifically. Increased competition among broker-dealers to hire financial advisors has increased the amounts that we are required to pay certain financial advisors. Additionally, certain sources of revenues that have historically been available to the Company may be reduced or eliminated. For example, the Company currently receives 12b-1 fees, or trail commissions, from the sale of mutual fund shares. The SEC is currently reviewing its policies with respect to such payments. In the event the SEC were to limit the ability of Summit Brokerage to receive such fees, our revenues and earnings would be negatively impacted. Our earnings may also be negatively impacted by reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A recent proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended March 31, 2010 (the “2010 Quarter”) and the comparable period in the prior year (the “2009 Quarter”).

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

Revenue:

Commission revenue of approximately $14.52 million for 2010 Quarter represents an increase of approximately $6.85 million, or 89%, over the $7.67 million of commission revenue reported for the 2009 Quarter. For the 2010 Quarter, our revenues were positively impacted by significant net additions of new financial advisors as well as an improvement in investor confidence. For the 2009 Quarter, our revenues were negatively impacted by the turmoil experienced by the financial markets, and the related loss of investor confidence, which resulted in a decline in the average production per financial advisor. For the balance of 2010, we believe general market conditions, and therefore investor confidence, may continue to improve which may therefore positively affect our operating results.

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

Interest and dividends increased by approximately $38,000 from approximately $301,000 in the 2009 Quarter to approximately $339,000 in the 2010 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Should interest rates remain at their current levels, or decline even further, we expect that the amounts received by Summit Brokerage will decline over amounts paid in prior years. The loss of a significant amount of these payments could have a material adverse impact on the Company’s operating results.

Expenses:

Commissions and clearing costs increased to approximately $12.49 million in the 2010 Quarter, which represents a increase of $6.24 million, or 100%, from the approximately $6.25 million reported for the 2009 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, increased in the 2010 Quarter to 86.0% from 81.5% in the 2009 Quarter. Prospectively, we would expect this percentage to continue to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch. Additionally, commissions and clearing costs as a percentage of commission revenue increased as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans.

Employee compensation and benefits increased to approximately $1.72 million in the 2010 Quarter, which represents an increase of approximately $0.53 million, or 44%, from the approximately $1.19 million reported for the 2009 Quarter. This increase was due primarily to an increase in salaries and wages, accrued compensation, and certain employee benefit costs. We include within employee compensation and benefits those net expenses related to the issuance of common stock and common stock equivalents, such as options, to our employees. For the 2010 and 2009 Quarters, a total of approximately $412,000 and $131,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased by approximately $59,000, or 38%, from approximately $156,000 in the 2009 Quarter to $215,000 in the 2010 Quarter. This increase was due to an overall increase in the Company’s lease expense related to its move to its new corporate headquarters, as well as to certain additional rent that was paid in connection with the expiration of a lease on its prior headquarters. Prospectively, the Company anticipates that its monthly rent expense will increase from approximately $42,000 at its prior location to approximately $53,000 at its new location.

Communications costs decreased by approximately $10,000, or 9.2%, to approximately $103,000 in the 2010 Quarter from approximately $113,000 in the 2009 Quarter.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $41,000 or 9%, to approximately $476,000 during the 2010 Quarter from approximately $435,000 for the 2009 Quarter. During the 2010 Quarter, we experienced increases in costs related to, among other things, fees paid to consultants, advertising and marketing, and attracting and hiring financial advisors, which increases were only partially offset by decreases in our net insurance costs, as well as licensing and regulatory costs. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2010 and 2009 Quarters, a total of approximately $42,000 and $23,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Net Income:

For the 2010 Quarter, we recorded a net loss of approximately $136,000, or $0.01 per basic and diluted share, as compared to a net loss reported for the 2009 Quarter of approximately $86,000, or $0.00 per basic and diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities during the 2010 Quarter totaled approximately $1,759,000 compared to net cash used by operating activities of approximately $255,000 during the 2009 Quarter. Cash provided by, or used in, operating activities for any period includes net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. For the 2010 Quarter, cash flows from operating activities were positively impacted by non-cash stock-based compensation of approximately $455,000, versus approximately $154,200 during the 2009 Quarter. During the 2010 Quarter, cash provided by operating activities also increased as a result of the net change in certain balance sheet accounts, primarily increases in accounts payable and accrued expenses of approximately $525,000 and accrued commission expense of approximately $674,000.

Cash and cash equivalents increased during the 2010 Quarter by approximately $1,400,000 to approximately $7,700,000 at March 31, 2010 from approximately $6,300,000 at December 31, 2009. This increase was driven by the increase in net cash provided by operating activities as discussed.

During the 2010 Quarter, we purchased approximately $410,000 of property and equipment, which amount was approximately $408,500 more than the approximately $1,500 purchased during the 2009 Quarter. This significant increase is attributed to the Company’s move to its new headquarters during the 2010 Quarter. We do not project material capital expenditures over the next twelve months.

Financing activities provided cash of $56,250 during the 2010 Quarter as a result of proceeds from the exercise of a common stock purchase warrant partially offset by dividends paid on our Series A preferred stock. For the 2009 Quarter, financing activities used cash of $3,750 which was entirely for dividends paid on our Series A preferred stock.

Inflation. Inflation has not been a major factor in our business since inception.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of March 31, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

In March 2010, the Company issued 200,000 shares of its common stock to one person upon such person’s exercise of a common stock purchase warrant with an exercise price of $.30 per share. All of the shares of common stock were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, afforded by Section 4(2) of such Act.

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

Date: May 17, 2010	Summit Financial Services Group, Inc.
(Registrant)

/s/ MARSHALL T. LEEDS
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 17, 2010	/s/ STEVEN C. JACOBS
Steven C. Jacobs, Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.