Form 10-Q
period 2010-06-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2010-08-16
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 6, 2010
Common Stock Par value $0.0001 per share	25,920,288

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment; economic and financial market conditions generally; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$7,729,025	$6,301,921
Deposits held at clearing brokers	128,714	128,696
Commissions receivable, net	1,444,986	1,302,021
Notes receivable, net	604,023	826,912
Other receivables, net	136,538	162,657
Securities owned, at fair value	6,669	9,381
Prepaid expenses and other assets	706,961	707,739
Property and equipment, net	562,964	216,251
Goodwill	500,714	500,714

TOTAL ASSETS	$11,820,594	$10,156,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,744,762	$1,306,597
Accrued commissions expense	2,854,471	2,425,738

TOTAL LIABILITIES	4,599,233	3,732,335
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 25,935,200 issued and 25,920,288 outstanding at June 30, 2010 and 25,735,200 issued and 25,720,288 outstanding at December 31, 2009	2,593	2,573

Additional paid-in capital	11,580,060	10,612,693
Unearned stock-based compensation	(1,436,031)	(1,114,477)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(2,914,390)	(3,065,961)

TOTAL STOCKHOLDERS’ EQUITY	7,221,361	6,423,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,820,594	$10,156,292

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues
Commissions	$14,631,425	$9,743,970
Interest and dividends	355,887	322,733
Other	233,788	133,545

	15,221,100	10,200,248

Expenses
Commissions and clearing costs	12,504,508	8,180,070
Employee compensation and benefits	1,438,533	1,146,344
Occupancy and equipment	195,830	154,533
Communications	69,164	99,905
Depreciation and amortization	43,753	18,242
Other operating expenses	481,843	511,733

	14,733,631	10,110,827

Income before income taxes	487,469	89,421

Provision for income taxes	192,520	—

Net income	$294,949	$89,421

Basic income per common share	$0.01	$0.00

Diluted income per common share	$0.01	$0.00

Weighted average common shares outstanding:
Basic	25,920,288	25,458,634

Diluted	30,247,462	29,996,406

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues
Commissions	$29,151,542	$17,414,460
Interest and dividends	694,982	623,909
Other	433,835	239,887

	30,280,359	18,278,256
Expenses
Commissions and clearing costs	24,995,101	14,428,861
Employee compensation and benefits	3,157,792	2,338,673
Occupancy and equipment	410,685	310,310
Communications	171,693	212,800
Depreciation and amortization	92,428	37,553
Other operating expenses	958,071	946,760

	29,785,770	18,274,957

Income before income taxes	494,589	3,299

Provision for income taxes	335,520	—

Net income	$159,069	$3,299

Basic income per common share	$0.01	$0.00

Diluted income per common share	$0.01	$0.00

Weighted average common shares outstanding:

Basic	25,834,100	25,458,634

Diluted	28,882,954	30,186,254

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$159,069	$3,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	92,428	37,553
Stock based compensation, net	585,835	252,964
Amortization of advisor notes	220,393	98,434
Changes in:
Deposits held at clearing brokers	(18)	(21)
Commissions receivable	(142,965)	(383,183)
Notes receivable	3,020	(478,058)
Other receivables	26,119	43,203
Prepaid expenses and other	779	178,149
Securities owned	2,711	(2,524)
Accounts payable and accrued expenses	438,164	(243,795)
Accrued commission expense	428,733	374,834

Net cash provided by (used in) operating activities	1,814,268	(119,145)

Cash flows from investing activities:
Purchase of property and equipment	(439,664)	(15,784)

Net cash used in investing activities	(439,664)	(15,784)
Cash flows from financing activities:
Payment of preferred stock dividend	(7,500)	(7,500)
Proceeds from exercise of warrants	60,000	—

Net cash provided by (used in) financing activities	52,500	(7,500)

Net increase (decrease) in cash and cash equivalents	1,427,104	(142,429)
Cash and cash equivalents at beginning of period	6,301,921	5,166,614

Cash and cash equivalents at end of period	$7,729,025	$5,024,185

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2010

NOTE 1—GENERAL

The condensed consolidated financial statements for the three- and six-month periods ended June 30, 2010 and June 30, 2009 reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010. Furthermore, certain sources of revenues that have historically been available to the Company may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares. Our results may also be negatively impacted by reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A recent proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for the three- and six-month periods ended June 30, 2010.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive common stock equivalents includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three- and six-month periods ended June 30, 2010 and June 30, 2009, respectively, the Company has assumed the exercise of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended June 30,						For The Six Months Ended June 30,
	2010			2009			2010			2009
	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive
Options	16,269	11,147	5,122	18,080	12,145	5,935	16,269	9,955	6,314	18,080	10,773	7,307
Deferred Stock	2,800	—	2,800	—	—	—	2,800	—	2,800	—	—	—
Warrants	509	509	—	783	783	—	509	509	—	783	783	—
Preferred	144	—	144	144	—	144	144	—	144	144	—	144

Total	19,722	11,656	8,066	19,007	12,928	6,079	19,722	10,464	9,258	19,007	11,556	7,451

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

The following schedule is intended to reflect the total fair market values of options issued to both employees and non-employees during the three- and six-month periods ended June 30, 2010 and 2009, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options in the current and prior period:

	For The Three Months Ended June 30,		For The Six Months Ended June 30
	2010	2009	2010	2009
Fair market value of options issued - employees, net	$4,860	$-0-	$333,624	$72,000
Fair market value of options issued - non-employees, net	$2,801	$5,500	$50,934	$8,000
Fair market value of deferred stock issued, net	$-0-	$-0-	$549,096	$-0-
Net amortization expense - options issued to employees	$101,101	$65,000	$513,208	$196,000
Net amortization expense - options issued to non-employees	$30,231	$34,000	$72,627	$57,000

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

NOTE 3—INCOME TAXES

For the three- and six-month periods ended June 30, 2010, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $193,000 and $336,000, respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2010. For the three- and six-month periods ended June 30, 2009, the Company did not provide for income taxes based on the Company’s estimate of the effective tax rate for the full year ended December 31, 2009. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by its pre-tax book income) from period to period.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2010, Summit Brokerage had net capital of approximately $2.7 million, which was approximately $2.4 million in excess of its SEC-required minimum net capital of $0.3 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.70 to 1 at June 30, 2010.

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

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and six-month periods ended June 30, 2010 and 2009 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of July 31, 2010, we had approximately 315 financial advisors operating from approximately 200 offices located throughout the country. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month and six-month periods ended June 30, 2010 and 2009:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2010		2009		2010		2009
Insurance related products	$5,009,800	33%	$3,130,209	31%	$10,234,119	34%	$5,810,890	31%
Equities	3,058,234	20	2,742,630	27	6,172,867	20	4,609,991	25
Mutual funds	2,107,471	14	1,168,449	12	4,228,178	14	2,031,485	11
Investment advisory fees	2,786,564	18	1,262,057	12	5,374,714	18	2,472,549	14
Other commission income	1,669,356	11	1,440,624	14	3,141,664	10	2,489,545	14
Miscellaneous	589,675	4	456,279	4	1,128,817	4	863,796	5

Total	$15,221,100	100%	$10,200,248	100%	$30,280,359	100%	$18,278,256	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the quarter ended June 30, 2010, our revenues were positively impacted (when compared with the same period of the prior year) by a significant net addition of new financial advisors as well as an improvement in investor confidence.

Although we expect our results, in general, to be impacted by macroscopic forces such as the state of the economy, as well as overall market conditions and investor confidence, we may experience fluctuations in our revenue that do not follow such trends, or mirror trends experienced by the financial services industry as a whole. This is because, given our size, we may add, or lose, financial advisors who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact our overall revenue, or mix of revenue, will be diminished. However, due to our size, it is possible that the addition or loss of financial advisors (and their customers) who focus on certain products over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of results in other periods or reflective of general market conditions or economic trends.

Our operating results may also be negatively impacted by other factors facing the financial services industry, in general, and the independent broker-dealer channel, specifically. During 2009, the Company benefited from the considerable movement of financial advisors among firms, which allowed Summit Brokerage to significantly increase the number of affiliated financial advisors. Because of a decline in such movement during 2010, the Company’s recruiting efforts have been negatively impacted. As competition among broker-dealers increases, margins may begin to decrease. Furthermore, increased competition among broker-dealers to hire financial advisors has increased the amounts that we are required to pay certain financial advisors. Additionally, certain sources of revenues that have historically been available to the Company may be reduced or eliminated. For example, the Company currently receives 12b-1 fees, or trail commissions, from the sale of mutual fund shares. The SEC is currently reviewing its policies with respect to such payments and recently proposed a cap limiting such fees to 0.25% of assets. In the event the SEC were to limit the ability of Summit Brokerage to receive such fees, our revenues and earnings could be negatively impacted. Our earnings may also be negatively impacted by reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact the manner in which we conduct our business, as well as potentially our margins. Furthermore, in July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is widely expected to have a significant impact on the manner in which many financial institutions operate. A recent proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended June 30, 2010 (the “2010 Quarter”) and the comparable period in the prior year (the “2009 Quarter”), as well as the results of operations for the six months ended June 30, 2010 (the “2010 Period”) and the comparable period in the prior year (the “2009 Period”).

Comparison of Three Months Ended June 30, 2010 and June 30, 2009

Revenue:

Commission revenue of approximately $14.6 million for 2010 Quarter represents an increase of approximately $4.9 million, or 50.2%, over the $9.7 million of commission revenue reported for the 2009 Quarter. For the 2010 Quarter, our revenues were positively impacted by an increase in the average number of financial advisors from approximately 260 in the 2009 Quarter to approximately 310 in the 2010 Quarter as well as an improvement in investor confidence. For the 2009 Quarter, our revenues were negatively impacted by the turmoil experienced by the financial markets, and the related loss of investor confidence, which resulted in a decline in the average production per financial advisor.

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

Interest and dividends increased by approximately $33,000 from approximately $323,000 in the 2009 Quarter to approximately $356,000 in the 2010 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. If interest rates decline further from current levels, we would expect the amounts received by Summit Brokerage to decline over amounts received in prior periods. The loss of a significant amount of these payments could have a material adverse impact on the Company’s operating results.

Other revenue increased by approximately $100,000, or 75%, from approximately $134,000 in the 2009 Quarter to approximately $234,000 in the 2010 Quarter. This increase is due primarily to an increase in rebates received by the Company, as well as from acting as a principal in certain types of securities transactions.

Expenses:

Commissions and clearing costs increased to approximately $12.5 million in the 2010 Quarter, which represents an increase of approximately $4.3 million, or 52.9%, from the approximately $8.2 million reported for the 2009 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, increased in the 2010 Quarter to 85.5% from 84.0% in the 2009 Quarter. Commissions and clearing costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and clearing costs as a percentage of commission revenue increased as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Additionally, the results for each of the 2010 and 2009 Quarters reflect the receipt of certain bonuses from one of the Company’s clearing firms. The Company also includes within commissions and clearing costs the amortization related to the issuance of forgivable advisor notes, which amounts approximated $104,000 and $58,000 in the 2010 Quarter and 2009 Quarter, respectively. Prospectively, we would expect this percentage to continue to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to approximately $1.4 million in the 2010 Quarter, which represents an increase of approximately $0.3 million, or 25.5%, from the approximately $1.1 million reported for the 2009 Quarter. This increase was due primarily to an increase in salaries and wages, due in part to an increase in the average number of employees for the 2010 Quarter when compared with the 2009 Quarter, as well as increases in accrued compensation and certain employee benefit costs. Additionally, we include within employee compensation and benefits net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2010 and 2009 Quarters, a total of approximately $101,000 and $65,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased by approximately 27%, or $41,000, to approximately $196,000 in the 2010 Quarter from approximately $155,000 in the 2009 Quarter. This increase was due primarily to an increase in rent expense related to the Company’s relocation of its corporate headquarters in the first quarter of 2010.

Communications expense decreased by approximately $31,000, or 31%, to approximately $69,000 in the 2010 Quarter from approximately $100,000 in the 2009 Quarter, due primarily to a decrease in net technology-related costs.

Depreciation and amortization expense increased by approximately $26,000, or 140%, to approximately $44,000 for the 2010 Quarter. This increase is due to the acquisition, and related depreciation and amortization, of approximately $440,000 of property, equipment and leasehold improvements in connection with the Company’s recent move to its new headquarters.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses decreased by approximately $30,000, or approximately 5.8%, to approximately $482,000 during the 2010 Quarter from approximately $512,000 for the 2009 Quarter. This decrease was due primarily to decreases in advertising and marketing costs of approximately $38,000, net licensing expenses of approximately $26,000, and net insurance expense of approximately $29,000. These decreases were partially offset by an increase of approximately $34,000 related to travel and entertainment and an increase of approximately $22,000 in legal expense. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2010 and 2009 Quarters, a total of approximately $30,000 and $34,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income tax is approximately $193,000 for the 2010 Quarter. The Company did not record a provision for the 2009 Quarter based on the Company’s estimate of the effective tax rate for the full year ended December 31, 2009. Our provision for income tax in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets.

Net Income:

For the 2010 Quarter, we generated net income of approximately $295,000, or $0.01 per basic and diluted share, as compared to net income reported for the 2009 Quarter of approximately $89,000, or $0.00 per basic and diluted share.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

Revenue:

Commission revenue of approximately $29.2 million for the 2010 Period represents an increase of approximately $11.7 million, or 67.4%, over the $17.4 million of commission revenue recorded for the 2009 Period. For the 2010 Period, our revenues were positively impacted by an increase in the average number of financial advisors from approximately 235 in the 2009 Period to approximately 305 in the 2010 Period as well as an improvement in investor confidence. For the 2009 Period, our revenues were negatively impacted by the turmoil experienced by the financial markets, and the related loss of investor confidence, which resulted in a decline in the average production per advisor.

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

Interest and dividends increased by approximately $71,000 from approximately $624,000 in the 2009 Period to approximately $695,000 in the 2010 Period. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. If interest rates decline further from current levels, we would expect the amounts received by Summit Brokerage to decline over amounts received in prior periods. The loss of a significant amount of these payments could have a material adverse impact on the Company’s operating results.

Other revenue increased by approximately $194,000, or 81%, from approximately $240,000 in the 2009 Period to $434,000 in the 2010 Period. This increase is due primarily to an increase in rebates received by the Company, as well as from acting as a principal in certain types of securities transactions.

Expenses:

Commissions and clearing costs increased to approximately $25.0 million in the 2010 Period, which represents an increase of $10.6 million, or 73.2%, from the approximately $14.4 million reported for the 2009 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, increased in the 2010 Period to 85.7% from 82.9% in the 2009 Period. Commissions and clearing costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and clearing costs as a percentage of commission revenue increased as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Additionally, the results for each of the 2010 and 2009 Periods reflect the receipt of certain bonuses from one of the Company’s clearing firms. The Company also includes within commissions and clearing costs the amortization related to the issuance of forgivable advisor notes, which amounts approximated $220,000 and $98,000 in the 2010 Period and 2009 Period, respectively. Prospectively, we would expect this percentage to continue to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to approximately $3.2 million in the 2010 Period, which represents an increase of approximately $819,000, or 35.0%, from the approximately $2.3 million reported for the 2009 Period. This increase was due primarily to an increase in salaries and wages, due in part to an increase in the average number of employees for the 2010 Period when compared with the 2009 Period, as well as increases in accrued compensation and certain employee benefit costs. Additionally, we include within employee compensation and benefits net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2010 and 2009 Periods, a total of approximately $513,000 and $196,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased by approximately 33%, or $101,000, to approximately $411,000 in the 2010 Period from approximately $310,000 in the 2009 Period. This increase was due primarily to an increase in rent expense related to the Company’s relocation of its corporate headquarters in the first quarter of 2010.

Communications expense decreased by approximately $41,000, or 19.3%, to approximately $172,000 in the 2010 Period from approximately $213,000 in the 2009 Period due primarily to a decrease in net technology-related costs.

Depreciation and amortization expense increased by approximately $54,000, or 146%, to approximately $92,000 for the 2010 Period. This increase is due primarily to the acquisition, and related depreciation and amortization, of approximately $440,000 of property, equipment and leasehold improvements in connection with the Company’s recent move to its new headquarters.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $11,000, or 1.2%, to approximately $958,000 during the 2010 Period from approximately $947,000 for the 2009 Period. This increase was due primarily to increases of approximately $44,000 related to travel and entertainment as well as an increase in the expense related to the recruiting of our financial advisors of approximately $24,000 offset by a decrease in net insurance expense of approximately $69,000. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2010 and 2009 Periods, a total of approximately $73,000 and $57,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income tax is approximately $336,000 for the 2010 Period. The Company did not record a provision for the 2009 Period based on the Company’s estimate of the effective tax rate for the full year ended December 31, 2009. Our provision for income tax in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets.

Net Income:

For the 2010 Period, we generated net income of approximately $159,000, or $0.01 per basic and diluted share, as compared to net income reported for the 2009 Period of approximately $3,300, or $0.00 per basic and diluted share.

Liquidity and Capital Resources

        Cash provided by, or used in, operating activities for any period includes the net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. Net cash provided by operating activities during the 2010 Period totaled approximately $1,800,000, which was primarily due to net income of approximately $159,000 increased by non cash adjustments of approximately $586,000 of stock based compensation, net, approximately $220,000 related to the amortization of advisor notes, and $92,000 related to depreciation and amortization. Net cash used in operating activities during the 2009 Period totaled approximately $119,000, which was primarily due to net income of approximately $3,000 increased by non cash adjustments of approximately $253,000 of stock based compensation, net, approximately $98,000 related to the amortization of advisor notes, and $38,000 related to depreciation and amortization.

Net cash used in investing activities during the 2010 Period was approximately $440,000, which represents the purchase of property and equipment primarily attributable to the Company’s move to its new headquarters during the 2010 Period. Net cash used in investing activities during the 2009 Period was approximately $16,000 representing the purchase of property and equipment. We do not project material capital expenditures over the next twelve months.

Financing activities provided cash of $52,500 during the 2010 Period as a result of proceeds of $60,000 from the exercise of common stock purchase warrants partially offset by dividends paid on our Series A preferred stock of $7,500. For the 2009 Period, financing activities used cash of $7,500 which was entirely for dividends paid on our Series A preferred stock.

Overall, cash and cash equivalents increased during the 2010 Period by approximately $1.4 million to approximately $7.7 million at June 30, 2010 from approximately $6.3 million at December 31, 2009. This increase was due primarily to cash provided by operations as previously described.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of June 30, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 16, 2010	Summit Financial Services Group, Inc.
(Registrant)

/S/ MARSHALL T. LEEDS
Marshall T. Leeds,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 16, 2010	/S/ STEVEN C. JACOBS
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