Form 10-Q
period 2010-09-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2010-11-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 11, 2010
Common Stock Par value $0.0001 per share	26,061,713

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$8,897,320	$6,301,921
Deposits held at clearing brokers	128,724	128,696
Commissions receivable, net	2,014,356	1,302,021
Notes receivable, net	530,410	826,912
Other receivables, net	208,899	162,657
Securities owned, at fair value	45,614	9,381
Prepaid expenses and other assets	455,977	707,739
Property and equipment, net	558,248	216,251
Goodwill	500,714	500,714

TOTAL ASSETS	$13,340,262	$10,156,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,885,769	$1,306,597
Accrued commissions expense	3,580,787	2,425,738

TOTAL LIABILITIES	5,466,556	3,732,335

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 26,045,417 issued and 26,030,505 outstanding at September 30, 2010 and 25,735,200 issued and 25,720,288 outstanding at December 31, 2009	2,605	2,573

Additional paid-in capital	11,574,781	10,612,693
Unearned stock-based compensation	(1,265,075)	(1,114,477)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(2,427,734)	(3,065,961)

TOTAL STOCKHOLDERS’ EQUITY	7,873,706	6,423,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,340,262	$10,156,292

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues
Commissions	$15,229,385	$12,156,651
Interest and dividends	380,146	358,287
Other	314,817	148,594

	15,924,348	12,663,532

Expenses
Commissions and clearing costs	13,065,341	10,271,137
Employee compensation and benefits	1,449,692	1,246,775
Occupancy and equipment	191,602	158,136
Communications	58,322	115,229
Depreciation and amortization	43,669	18,075
Other operating expenses	422,455	529,264

	15,231,081	12,338,616

Income before income taxes	693,267	324,916

Provision for income taxes	202,858	222,104

Net income	$490,409	$102,812

Basic income per common share	$0.02	$0.00

Diluted income per common share	$0.02	$0.00

Weighted average common shares outstanding:
Basic	25,956,357	25,458,634

Diluted	31,765,517	29,417,520

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues
Commissions	$44,380,927	$29,571,111
Interest and dividends	1,075,128	982,196
Other	748,652	388,480

	46,204,707	30,941,787
Expenses
Commissions and clearing costs	38,060,443	24,699,998
Employee compensation and benefits	4,607,484	3,585,448
Occupancy and equipment	602,287	468,446
Communications	230,015	328,029
Depreciation and amortization	136,097	55,628
Other operating expenses	1,380,526	1,476,022

	45,016,852	30,613,571

Income before income taxes	1,187,855	328,216

Provision for income taxes	538,377	222,104

Net income	$649,478	$106,112

Basic income per common share	$0.02	$0.00

Diluted income per common share	$0.02	$0.00

Weighted average common shares outstanding:

Basic	25,875,300	25,458,634

Diluted	29,797,924	29,887,365

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$649,478	$106,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,097	55,628
Stock based compensation, net	713,816	350,766
Amortization of advisor notes	313,930	178,007
Changes in:
Deposits held at clearing brokers	(29)	(33)
Commissions receivable	(712,336)	(1,590,118)
Notes receivable	(17,429)	(657,822)
Other receivables	(46,242)	41,088
Prepaid expenses and other assets	251,762	254,071
Securities owned	(36,233)	(2,591)
Accounts payable and accrued expenses	579,172	706,546
Accrued commission expense	1,155,050	1,332,601

Net cash provided by operating activities	2,987,036	774,255

Cash flows from investing activities:
Purchase of property and equipment	(478,093)	(22,141)

Net cash used in investing activities	(478,093)	(22,141)
Cash flows from financing activities:
Payment of preferred stock dividend	(11,250)	(11,250)
Proceeds from exercise of options and warrants	97,706	—

Net cash provided by (used in) financing activities	86,456	(11,250)

Net increase in cash and cash equivalents	2,595,399	740,864
Cash and cash equivalents at beginning of period	6,301,921	5,166,614

Cash and cash equivalents at end of period	$8,897,320	$5,907,478

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2010

NOTE 1—GENERAL

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010. Furthermore, certain sources of revenues that have historically been available to the Company may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares, as well as remuneration paid by our clearing brokers. Our results may also be negatively impacted by reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A recent proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for the three- and nine-month periods ended September 30, 2009.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive common stock equivalents includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three- and nine-month periods ended September 30, 2010 and September 30, 2009, respectively, the Company has assumed the exercise, delivery or conversion of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended September 30,						For The Nine Months Ended September 30,
	2010			2009			2010			2009

	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive
Options	15,977	11,201	4,776	18,057	10,771	7,286	15,977	9,885	6,092	18,057	10,771	7,286
Deferred Stock	2,800	—	2,800	—	—	—	2,800	—	2,800	—	—	—
Warrants	509	509	—	783	783	—	509	509	—	783	783	—
Preferred Stock	144	—	144	144	—	144	144	—	144	144	—	144

Total CSEs	19,430	11,710	7,720	18,984	11,554	7,430	19,430	10,394	9,036	18,984	11,554	7,430

Shares Deemed Repurchased		(5,900)			(7,595)			(6,471)			(7,126)

Net Shares Deemed Issued		5,810			3,959			3,923			4,428
Common Shares		25,956			25,459			25,875			25,459

Total Shares and CSEs		31,766			29,418			29,798			29,887

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

The following schedule is intended to reflect the total fair market values of options issued to both employees and non-employees during the three- and nine-month periods ended September 30, 2010 and 2009, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options in the current and prior period:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30
	2010	2009	2010	2009
Fair market value of options issued - employees, net	$-0-	$500	$334,000	$73,000
Fair market value of options issued - non-employees, net	$3,000	$-0-	$54,000	$8,000
Fair market value of deferred stock issued, net	$-0-	$-0-	$549,000	$-0-
Net amortization expense - options issued to employees	$86,000	$63,000	$599,000	$259,000
Net amortization expense - options issued to non-employees	$42,000	$35,000	$115,000	$92,000

In January 2010, options entitling the Chairman, CEO and President of the Company (the “Holder”) to acquire up to 5,600,000 shares of our common stock at an exercise price of $.25 per share were cancelled, in consideration, in part, for the issuance of new options to acquire 2,800,000 shares of common stock, together with 2,800,000 shares of deferred stock. The new options and the deferred stock were issued subject to shareholder approval of certain amendments to our 2006 Incentive Compensation Plan (the “Plan”), to among other things, increase the number of shares of common stock underlying the Plan. Such shareholder approval was received on October 6, 2010. The new options were issued with an exercise price of $.50 per share and became immediately exercisable upon shareholder approval of the amendments to the Plan. The new options will expire, if not sooner exercised, on December 31, 2019. The deferred stock represents a contingent right to receive an equal number of shares of common stock, which will vest ratably over a period of seven years, and will be delivered upon the earlier to occur of: (i) December 31, 2019; (ii) a change in control of the Company; or (iii) under certain circumstances, the termination of the Holder’s employment with the Company.

NOTE 3—INCOME TAXES

For the three- and nine-month periods ended September 30, 2010, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $203,000 and $538,000, respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2010. For the three- and nine-month periods ended September 30, 2009, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $222,000 based on the Company’s estimated effective tax rate for the year ending December 31, 2009. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation, the amortization of intangible assets and in 2010, the increased allowance deductions for fixed asset additions and leasehold improvements. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by its pre-tax book income) from period to period.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2010, Summit Brokerage had net capital of approximately $3.6 million, which was approximately $3.2 million in excess of its SEC-required minimum net capital of approximately $0.4 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.52 to 1 at September 30, 2010.

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

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and nine-month periods ended September 30, 2010 and 2009 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of September 30, 2010, we had approximately 310 financial advisors operating from approximately 190 offices located throughout the country. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month and nine-month periods ended September 30, 2010 and 2009:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2010		2009		2010		2009
Insurance related products	$5,651,647	36%	$4,205,421	33%	$15,885,766	34%	$10,016,310	32%
Equities	2,960,047	19	3,375,359	27	9,132,914	20	7,985,350	26
Mutual funds	2,142,954	13	1,601,010	12	6,371,707	14	3,632,495	12
Investment advisory fees	2,647,855	17	1,626,295	13	8,022,569	17	4,098,844	13
Other commission income	1,826,882	11	1,348,567	11	4,967,970	11	3,838,112	12
Miscellaneous	694,963	4	506,880	4	1,823,781	4	1,370,676	5

Total	$15,924,348	100%	$12,663,532	100%	$46,204,707	100%	$30,941,787	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the quarter ended September 30, 2010, our revenues were positively impacted (when compared with the same period of the prior year) by a significant net addition of new financial advisors in the months prior to the quarter, as well as an improvement in investor confidence.

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

Our operating results may also be negatively impacted by other factors facing the financial services industry, in general, and the independent broker-dealer channel, specifically. During 2009, the Company benefited from the considerable movement of financial advisors among firms, which allowed Summit Brokerage to significantly increase the number of affiliated financial advisors. Because of a decline in such movement during 2010, the Company’s recruiting efforts have been negatively impacted. As competition among broker-dealers increases, margins may begin to decrease. Furthermore, increased competition among broker-dealers to hire financial advisors has increased the amounts that we are required to pay certain financial advisors. Additionally, certain sources of revenues that have historically been available to the Company may be reduced or eliminated. For example, the Company currently receives 12b-1 fees, or trail commissions, from the sale of mutual fund shares. The SEC is currently reviewing its policies with respect to such payments and recently proposed a cap limiting such fees to 0.25% of assets. In the event the SEC were to limit the ability of Summit Brokerage to receive such fees, our revenues and earnings could be negatively impacted. Our earnings may also be negatively impacted by reductions in interest rates and remuneration paid by our Clearing Brokers, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact the manner in which we conduct our business, as well as potentially our margins. Our financial results of operations may also be negatively impacted if any of our financial advisors fail to comply with such increased regulation. Furthermore, in July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is widely expected to have a significant impact on the manner in which many financial institutions operate. A recent proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business. Changes in the manner in which client claims against broker dealers are resolved may also negatively impact our financial results.

We continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of securities, namely equities, fixed income and investment advisory products. There can be no assurance that we will be successful in our recruiting efforts. By focusing our business plan on increasing our network of affiliated financial advisors, we believe we can expand our base of revenue and our network for the retail brokerage of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors and their support staffs as in-house employees. As was the case with the Boca Branch, however, we may evaluate potential acquisitions, including those that would result in acquired financial advisors becoming employees of Summit Brokerage. Historically, Summit Brokerage has recruited offices comprised of between one and three financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we will also target larger offices comprised of many financial advisors. Because of the size of these larger offices, we may be required to pay a greater percentage of the office’s commissions then we would pay to a smaller office. As a result, if we are successful, of which no assurance can be given, we may experience a potential decline in our gross margin percentage.

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

For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through 2011. The Company may, however, seek additional capital within the next 12 months should it elect to continue pursuing a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company. In addition, we anticipate that our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a materially adverse affect on our ability to execute our growth strategy to the extent desired.

Results of Operations

The following discussion relates to the results of operations for the three months ended September 30, 2010 (the “2010 Quarter”) and the comparable period in the prior year (the “2009 Quarter”), as well as the results of operations for the nine months ended September 30, 2010 (the “2010 Period”) and the comparable period in the prior year (the “2009 Period”).

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

Revenue:

Commission revenue of approximately $15.2 million for 2010 Quarter represents an increase of approximately $3.1 million, or 25.3%, over the approximately $12.2 million of commission revenue reported for the 2009 Quarter. For the 2010 Quarter, our revenues were positively impacted by an increase in the number of financial advisors affiliated with the Company during the 2010 Quarter compared with the 2009 Quarter. Commission revenue also benefited from an improvement in investor confidence. For the 2009 Quarter, our revenues were negatively impacted by the turmoil experienced by the financial markets, and the related loss of investor confidence, which resulted in a decline in the average production per financial advisor.

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

Interest and dividends increased by approximately $22,000, or 6.1% from approximately $358,000 in the 2009 Quarter to approximately $380,000 in the 2010 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. If interest rates decline further from current levels, we would expect the amounts received by Summit Brokerage to decline over amounts received in prior periods. In addition, in November 2010, the Company was notified by one of its Clearing Brokers that the applicable percentage used to determine interest income paid to Summit Brokerage related to client balances will be significantly reduced. The effect of such reduction will vary depending upon the aggregate amount of such client balances. Any significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenue increased by approximately $166,000, or 111.9%, from approximately $149,000 in the 2009 Quarter to approximately $315,000 in the 2010 Quarter. This increase is due primarily to an increase in gains resulting from Summit Brokerage acting as a principal in certain types of securities transactions.

Expenses:

Commissions and clearing costs increased to approximately $13.1 million in the 2010 Quarter, which represents an increase of approximately $2.8 million, or 27.2%, from the approximately $10.3 million reported for the 2009 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, increased in the 2010 Quarter to 85.8% from 84.5% in the 2009 Quarter. Commissions and clearing costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and clearing costs as a percentage of commission revenue increased as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. The Company also includes within commissions and clearing costs the amortization related to the issuance of forgivable advisor notes, which amounts approximated $94,000 and $80,000 in the 2010 Quarter and 2009 Quarter, respectively. Prospectively, we would expect this percentage to continue to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to approximately $1.5 million in the 2010 Quarter, which represents an increase of approximately $0.2 million, or 16.6%, from the approximately $1.2 million reported for the 2009 Quarter. This increase was due primarily to an increase in salaries and wages, due, in part, to an increase in the average number of employees for the 2010 Quarter when compared with the 2009 Quarter, as well as increases in performance-based compensation and certain employee benefit costs. Additionally, we include within employee compensation and benefits net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2010 and 2009 Quarters, a total of approximately $86,000 and $63,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased by 21.2%, or $33,000, to approximately $192,000 in the 2010 Quarter from approximately $158,000 in the 2009 Quarter. This increase was due primarily to an increase in rent expense associated with the Company’s relocation of its corporate headquarters and Boca Branch in the first quarter of 2010.

Communications expense decreased by approximately $57,000, or 49.4%, to approximately $58,000 in the 2010 Quarter from approximately $115,000 in the 2009 Quarter, due primarily to a decrease in net technology-related costs.

Depreciation and amortization expense increased by approximately $26,000, or 141.6%, to approximately $44,000 for the 2010 Quarter. This increase is due to the acquisition, and related depreciation and amortization, of approximately $478,000 of property, equipment and leasehold improvements associated with the Company’s relocation of its corporate headquarters and Boca Branch in the first quarter of 2010.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses decreased by approximately $106,000, or 20.2%, to approximately $423,000 during the 2010 Quarter from approximately $529,000 for the 2009 Quarter. This decrease was due primarily to decreases in legal expenses of approximately $57,000, net licensing expenses of approximately $35,000, and net insurance expense of approximately $26,000. These decreases were partially offset by an increase of in recruiting expenses of approximately $41,000. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2010 and 2009 Quarters, a total of approximately $42,000 and $35,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income tax was approximately $203,000 for the 2010 Quarter compared to approximately $222,000 for the 2009 Quarter. Our provision for income tax in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets, and in 2010, the increased allowable deduction for fixed asset additions and leasehold improvements.

Net Income:

For the 2010 Quarter, we generated net income of approximately $490,000, or $0.02 per basic and per diluted share, as compared to net income reported for the 2009 Quarter of approximately $103,000, or $0.00 per basic and diluted share.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

Revenue:

Commission revenue of approximately $44.4 million for the 2010 Period represents an increase of approximately $14.8 million, or 50.1%, over the $29.6 million of commission revenue recorded for the 2009 Period. For the 2010 Period, our revenues were positively impacted by an increase in the average number of financial advisors affiliated with Summit Brokerage during the 2010 Period compared to the 2009 Period. Commission revenue also benefited from an improvement in investor confidence. For the 2009 Period, our revenues were negatively impacted by the turmoil experienced by the financial markets, and the related loss of investor confidence, which resulted in a decline in the average production per advisor.

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

Interest and dividends increased by approximately $93,000 from approximately $982,000 in the 2009 Period to approximately $1,075,000 in the 2010 Period. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. If interest rates decline further from current levels, we would expect the amounts received by Summit Brokerage to decline over amounts received in prior periods. In addition, in November 2010, the Company was notified by one of its Clearing Brokers that the applicable percentage used to determine interest income paid to Summit Brokerage related to client balances will be significantly reduced. The effect of such reduction will vary depending upon the aggregate amount of such client balances. Any significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenue increased by approximately $360,000, or 92.7%, from approximately $388,000 in the 2009 Period to $749,000 in the 2010 Period. This increase is due primarily to an increase in gains resulting from Summit Brokerage acting as a principal in certain types of securities transactions, as well as from rebates received by the Company.

Expenses:

Commissions and clearing costs increased to approximately $38.1 million in the 2010 Period, which represents an increase of $13.3 million, or 54.1%, from the approximately $24.7 million reported for the 2009 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, increased in the 2010 Period to 85.8% from 83.5% in the 2009 Period. Commissions and clearing costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and clearing costs as a percentage of commission revenue increased as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. The Company also includes within commissions and clearing costs the amortization related to the issuance of forgivable advisor notes, which amounts approximated $314,000 and $178,000 in the 2010 Period and 2009 Period, respectively. Prospectively, we would expect this percentage to continue to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to approximately $4.6 million in the 2010 Period, which represents an increase of approximately $1.0 million, or 28.6%, from the approximately $3.6 million reported for the 2009 Period. This increase was due primarily to an increase in salaries and wages, due, in part, to an increase in the average number of employees for the 2010 Period when compared with the 2009 Period, as well as increases in performance-based compensation and certain employee benefit costs. Additionally, we include within employee compensation and benefits net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2010 and 2009 Periods, a total of approximately $599,000 and $259,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased by approximately $134,000, or 28.6%, to approximately $602,000 in the 2010 Period from approximately $468,000 in the 2009 Period. This increase was due primarily to an increase in rent expense associated with the Company’s relocation of its corporate headquarters and Boca Branch in the first quarter of 2010.

Communications expense decreased by approximately $98,000, or 29.9%, to approximately $230,000 in the 2010 Period from approximately $328,000 in the 2009 Period due primarily to a decrease in net technology-related costs.

Depreciation and amortization expense increased by approximately $80,000, or 144.7%, to approximately $136,000 for the 2010 Period. This increase is due primarily to the acquisition, and related depreciation and amortization, of approximately $478,000 of property, equipment and leasehold improvements associated with the Company’s relocation of its corporate headquarters and Boca Branch in the first quarter of 2010.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses decreased by approximately $0.1 million, or 6.5%, to approximately $1.4 million during the 2010 Period from approximately $1.5 million for the 2009 Period. This decrease was due primarily to decreases in net licensing expenses of approximately $62,000, legal fees of approximately $55,000, and advertising and promotion of approximately $30,000 offset by an increase in the cost of attracting and retaining financial advisors of approximately $42,000. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2010 and 2009 Periods, a total of approximately $115,000 and $92,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income tax increased 142.4% to approximately $538,000 for the 2010 Period compared to approximately $222,000 for the 2009 Period. Our provision for income tax in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets, and in 2010, the increased allowable deduction for fixed asset additions and leasehold improvements.

Net Income:

For the 2010 Period, we generated net income of approximately $649,000, or $0.02 per basic and diluted share, as compared to net income reported for the 2009 Period of approximately $106,000 or $0.00 per basic and diluted share.

Liquidity and Capital Resources

Cash provided by, or used in, operating activities for any period includes the net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. Net cash provided by operating activities during the 2010 Period totaled approximately $3.0 million, which was primarily due to net income of approximately $649,000 increased by non cash adjustments of approximately $714,000 of stock based compensation, net, approximately $314,000 related to the amortization of advisor notes, and $136,000 related to depreciation and amortization. Net cash provided by operating activities during the 2009 Period totaled approximately $774,000, which was primarily due to net income of approximately $106,000 increased by non cash adjustments of approximately $351,000 of stock based compensation, net, approximately $178,000 related to the amortization of advisor notes, and $56,000 related to depreciation and amortization.

Net cash used in investing activities during the 2010 Period was approximately $478,000, which represents the purchase of property and equipment primarily attributable to the Company’s move to its new headquarters during the 2010 Period. Net cash used in investing activities during the 2009 Period was approximately $22,000 representing the purchase of property and equipment. We do not project material capital expenditures over the next twelve months.

Financing activities provided cash of approximately $86,000 during the 2010 Period as a result of proceeds of approximately $98,000 from the exercise of options and common stock purchase warrants partially offset by dividends paid on our Series A preferred stock of $11,250. For the 2009 Period, financing activities used cash of $11,250 which was entirely for dividends paid on our Series A preferred stock.

Overall, cash and cash equivalents increased during the 2010 Period by approximately $2.6 million to approximately $8.9 million at September 30, 2010 from approximately $6.3 million at December 31, 2009. This increase was due primarily to cash provided by operations as previously described partially offset by the purchase of property and equipment.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of September 30, 2010. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August and September 2010, the Company issued 36,021 shares of its common stock to three persons upon such persons exercise of common stock options with exercise prices of $.24 per share (31,637 shares) and $.28 per share (4,384 shares). All of the shares of common stock were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, afforded by Section 4(2) of such Act.

During the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 15, 2010	Summit Financial Services Group, Inc.
(Registrant)

/S/ MARSHALL T. LEEDS
Marshall T. Leeds,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2010	/S/ STEVEN C. JACOBS
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