Form 10-K
period 2010-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2011-03-31
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates was approximately $11.1 million based upon the price at which stock was sold at such date.

As of March 15, 2011, there were 26,809,955 shares of the registrant’s common stock outstanding.

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report on Form 10-K, depending on a variety of important factors, among which are: any adverse effect on the stock market and investor confidence in general, as a result of the continuing economic recession, high unemployment and global events, including the natural disaster in Japan and the resultant nuclear issues, the military involvement in Libya and continued unrest in the Middle East, and the potential for increasing oil prices; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment, our ability to comply in a cost effective manner with increased regulation, and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”).

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

Summit Brokerage is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rule Making Board (“MSRB”), the National Futures Association (“NFA”) and the Securities Investor Protection Corporation (“SIPC”), and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 39 states and the District of Columbia. SBSIA, our subsidiary insurance agency, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

As of February 2011, we had approximately 300 producing financial advisors operating from approximately 190 offices located throughout the country, with approximately 47% of those offices located in the south, 18% located in the Midwest, 18% located in the north and 17% located in the west. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, who we refer to as affiliates. Such affiliates are required to maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. In many instances, these affiliates may have several financial advisors operating from their branch offices. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee.

We do not hold any funds or securities of our clients, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (an affiliate of Wells Fargo & Company) and Pershing LLC (an affiliate of the Bank of New York Mellon) as our clearing brokers (the “Clearing Brokers”). Our clearing arrangements provide us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These arrangements allow us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage. At December 31, 2010 and December 31, 2009, our Clearing Brokers held approximately 43,000 and 38,000 active client accounts, respectively. In addition to accounts held by our Clearing Brokers, our clients also have assets that are held directly by the various mutual funds, insurance companies and investment advisors with whom they have invested and for which Summit Brokerage serves as the broker-dealer of record.

Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2010		2009
Insurance related products	$20,631,883	33%	$14,400,706	32%
Equities	12,547,801	20	11,027,609	25
Investment advisory fees	10,931,690	18	6,350,071	14
Mutual funds	8,802,474	14	5,522,288	12
Other commission revenue	7,007,556	11	5,796,472	13
Interest and dividends	1,420,504	2	1,336,790	3
Other	1,119,188	2	570,181	1

Total	$62,461,096	100%	$45,004,117	100%

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including investor confidence and the volatility of the trading markets (and its related impact on the attractiveness of various forms of investment products), as well as the overall net gain or loss of a significant number of financial advisors. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of future results, and may vary significantly from period to period. Furthermore, our mix of business in any particular period will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added financial advisors to our Company, many of whom specialize in the sale of specific types of investment products.

In 2010 and 2009, we reported gross revenues and net income of $62,461,096 and $1,295,533 and $45,004,117 and $354,546, respectively. During 2010, our revenues and earnings grew as a result of the ability to include during 2010 an entire year’s gross production for a significant number of financial advisors that joined Summit Brokerage during the latter half of 2009. Our results also benefited from the addition of financial advisors during 2010, as well as from an improvement in investor confidence (as measured by increases in the major market indices). We believe that our growth in financial advisors during 2009 was greatly aided by an industry-wide trend that saw a historically high number of financial advisors move to other firms, as well as changes in the manner in which certain of our competitors did business, which resulted in financial advisors leaving those firms to join other firms, including Summit Brokerage. Because these factors were largely not evident during 2010, our recruiting efforts were less successful than in 2009. Prospectively, we believe that investor confidence may wane in 2011 and beyond as concerns persist about the national and global economy, the geopolitical uncertainty of the Middle East, the natural disaster in Japan and resulting nuclear issues, and the potential for increasing oil prices. A continued lack of investor confidence will negatively impact our operating results. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished.

Broker-dealers, and their affiliated registered representatives, operate in a highly regulated industry. For 2011 and beyond, we expect our operating results to be impacted by the continued increase in the rules and regulations that govern how we and our advisors are required to conduct business. Many of these new rules, which were designed in response to the factors leading up to the market turmoil of 2008, as well as the Madoff scandal and other instances of corporate fraud, will require Summit Brokerage to devote considerable resources to their implementation, and subsequent monitoring. For example, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010, registered representatives may be required to operate under a fiduciary standard, as opposed to a suitability standard under which they currently operate. Under a fiduciary standard, registered representatives will not only be required to make certain that all investments are reasonably suited based on such factors as the client’s risk tolerance, financial position and investment objectives, but also put the clients’ interests ahead of their own. In addition, several of these rules may have the effect of reducing certain types of compensation received by the Summit Brokerage, such as the SEC’s consideration of a rule that would limit the amount of 12b-1 fees that could be paid to a broker-dealer. See Regulation.

For 2011, we expect to continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of securities, namely equities, fixed income and investment advisory products. Because of the numerous factors influencing a financial advisor’s decision to affiliate with another broker-dealer, there can be no assurance that we will be successful in our recruiting efforts. We may also pursue mergers with, or the acquisition of the assets of, other brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms (from both sellers as well as financing sources, if necessary), and there can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

As we continue to grow, we may also incur increases in expenses related to, among other things, marketing and recruiting, personnel, office space, compliance, and the amortization of forgivable loans provided to newly recruited financial advisors. There can also be no assurance that any increase in the Company’s overall gross margin from revenue growth will be sufficient to offset any increased expenses, or that the Company’s current gross margin (as both a percentage of total revenues as well as in absolute dollars) will not otherwise be adversely effected by factors beyond the control of the Company. For example, recent legislation, as well as initiatives undertaken by the regulatory agencies charged with overseeing the financial services industry, will have the effect of not only reducing sources of revenue to the Company, but also increasing the cost of compliance. Furthermore, the Company has determined that its long-term growth strategy can best be maximized through the reinvestment of a portion of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors. As a result, the Company’s future earnings may be significantly less than in the current and prior years should our revenue growth be less than anticipated.

Based on our anticipated level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through 2011. The Company may, however, seek additional capital within the next 12 months should it elect to expand upon its current strategy of incorporating the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company. In addition, we anticipate that, depending on the size and terms of any transaction, our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a materially adverse affect on our ability to execute our growth strategy to the extent desired.

Affiliate Program

Our primary method of operation is through an affiliate program, which allows financial advisors to operate as independent contractors. As of December 31, 2010, all but approximately 15 of our financial advisors were affiliates (or financial advisors operating from an affiliate’s branch office). A financial advisor who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including clearing and execution, rent, utilities, furniture, equipment, stock quotations, and general office supplies), although all of that branch’s revenues from securities brokerage transactions accrue to Summit Brokerage. In many instances, these affiliates may have several financial advisors operating from their branch offices. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they and any other financial advisors operating from their branch generate. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including providing clearing and execution, employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

Historically, Summit Brokerage has recruited affiliates that have offices comprised of between one and three financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we will also target larger offices comprised of many financial advisors. Because of the size of these offices, we may be required to pay a greater percentage of the office’s commissions than we would pay to a smaller office. As a result, if we are successful, we may experience a potential decline in our gross margin percentage.

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

Each affiliate is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities business in which the affiliate engages, and to register in the various states in which he/she has clients. Summit Brokerage is ultimately responsible for supervising all of its financial advisors, whether affiliates or in-house financial advisors. We can incur substantial liability from improper actions of any of our financial advisors. We maintain a professional liability “errors and omissions” insurance policy which generally provides a limited degree of coverage for certain actions taken and/or omissions made by our financial advisors, employees and other agents in connection with the purchase and sale of securities and the rendering of financial advice. In addition, we maintain a fidelity bond that provides for the reimbursement of amounts lost through certain dishonest acts by our financial advisors or employees. There can be no assurance, however, that we will be able to obtain errors and omissions insurance or a fidelity bond in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Commission Revenues

A significant portion of our revenues is derived from commissions from the sale of annuities, in which case the commission is paid by the insurance company. We also derive a significant portion of our revenues from commissions generated by our brokerage activities, including the purchase or sale of equities and fixed income products for our clients, the majority of which are executed on an agency basis. For such transactions, we are paid a commission by our client for processing that client’s buy or sell order. We also generate commissions from the sale of mutual fund shares and other investment products. The percentage of revenue that we derive from the sale of each type of investment product may change as investors’ preferences change. Our mix of business may also change depending on the types of financial advisors we recruit and the types of investment products on which they focus. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client’s account through SFG. We do not currently make markets in any securities, although we may act as a principal for the trading of fixed income securities.

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

Insurance Related Products. Our financial advisors offer variable and fixed annuities and life insurance products to their clients through SBSIA, which has executed agency agreements with various national insurance companies. As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested in an annuity, or, in the case of life insurance, some percentage of the premium. In 2010 and 2009, the Company earned gross commissions of approximately $20.6 million and $14.4 million, respectively, from the sale of insurance and annuity products, representing approximately 33% and 32%, respectively, of our total revenue.

Equities. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Because our commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and the mix of investment products involved. For 2010 and 2009, we earned gross commissions of approximately $12.5 million and $11.0 million, respectively, on equity transactions, representing approximately 20% and 25%, respectively, of our total revenue.

Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the client’s investment maintained in particular funds. For 2010 and 2009, we earned gross commissions of approximately $8.8 million and $5.5 million, respectively, from mutual fund transactions, representing approximately 14% and 12%, respectively, of our total revenue.

Investment Advisory Fees. Through our investment advisor, SFG, we provide investment advisory services to clients, including through the use of independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment advisor in 39 states and the District of Columbia. Clients who utilize our investment advisory services pay us a quarterly fee, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage (or, in certain cases, which have been placed with an outside third-party money manager). In general, a client will pay from 1.0% to 3.0%, on an annualized basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor may also change. Periods during which the market value of securities are declining will generally result in a decrease in the investment advisory fees that we receive that are based on the asset values of client portfolios, while periods during which the market value of securities are increasing will generally result in an increase in the investment advisory fees that we receive that are based on the asset values of client portfolios. Because clients with managed accounts are paying this fee, they are not charged a per-transaction commission each time a transaction is effected in their accounts. In addition, we provide financial planning services for clients, which fees are included as investment advisory fees. In 2010 and 2009, we earned investment advisory fees of approximately $10.9 million and $6.4 million, respectively, representing approximately 18% and 14%, respectively, of our total revenue.

Other Commission Revenue. Included under Other Commission Revenues are commissions generated in connection with the sale of products not included elsewhere, such as fixed income securities, options and real estate partnerships. For 2010 and 2009, respectively, we earned gross commissions of approximately $7.0 million and $5.8 million from such transactions, representing approximately 11% and 13%, respectively, of our total revenue.

Interest and Dividends

Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields decline, the amount that Summit Brokerage receives may decline as well. For 2011, one of our Clearing Brokers has informed us that the percentage we receive of the total amount earned by the Clearing Broker will be reduced from prior year levels. As a result, unless Summit Brokerage is able to offset this decrease with a proportionate increase in the balances upon which such amounts are earned, our earnings will be negatively impacted. Furthermore, such reductions may extend, and even increase, beyond 2011 should interest rates and yields fail to rise from their current levels. A significant reduction in such overall compensation may have a material adverse impact on the Company’s operating results. In 2010 and 2009, we earned approximately $1.40 million and $1.30 million, respectively, of such compensation, which amounts are included in the accompanying Consolidated Statements of Income as interest and dividend revenue.

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

Client accounts are protected through the SIPC for up to $500,000 per account, of which coverage for cash balances is limited to $250,000. Additional protection may be available through private insurance carriers. Pursuant to the terms of our agreement with the Clearing Brokers, Summit Brokerage has agreed to indemnify and hold the Clearing Brokers harmless from certain liabilities and claims, including claims arising from transactions of our clients. We believe that, in general, the Clearing Brokers are able to provide Summit Brokerage and its clients with services at a total cost which is less than it would cost us to process such transactions on our own.

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

Competition

We encounter intense competition in all aspects of our business. In general, we compete directly with other providers of financial services focused on meeting the needs of individual investors. Some of the strongest competition comes from companies that have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. Firms such as Merrill Lynch & Co., Inc. (a wholly-owned subsidiary of Bank of America Corporation), Morgan Stanley Smith Barney LLC (part of Citigroup Global Markets, Inc.), the Charles Schwab Corporation and Edward D. Jones & Co., L.P., have collectively garnered a significant percentage of the overall retail financial services industry. Furthermore, we compete with numerous regional and local securities firms, as well as with firms that provide online trading and discount brokerage services,such as E*Trade Financial Corp., TD Ameritrade Holding Corporation, Charles Schwab & Co. and Fidelity Brokerage Services LLC. Additionally, increasing competition continues from other sources, such as commercial banks, insurance companies, and accounting and consulting firms that have entered the securities industry. We believe that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

In addition to competing for clients, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs, such as Raymond James Financial, Inc. and LPL Financial Services. Historically, Summit Brokerage has relied on the use of both in-house, as well as outside recruiters, with only limited advertising campaigns designed to attract financial advisors. In 2010, Summit Brokerage continued the expansion of its advertising, which trend we anticipate continuing in the future. In January 2011, Summit Brokerage retained the services of Don Shula, the former coach of the Miami Dolphins and a National Football League Hall of Fame Inductee, as its corporate spokesperson for the recruiting of financial advisors. Under certain circumstances, Summit Brokerage may provide, in the form of either forgivable or non-forgivable loans, amounts to newly recruited financial advisors as an incentive for becoming affiliated with the firm. Alternatively, Summit Brokerage may offer newly recruited advisors a higher payout than they would otherwise receive for a limited period of time (e.g., 12 months). Summit Brokerage may also agree to reimburse financial advisors for certain costs incurred by them in connection with their transition to the firm. Forgivable loans are typically amortized over a period of not more than 48 months, while non-forgivable loans are repaid by the financial advisor through the withholding of a certain percentage of the financial advisor’s monthly gross production until the note has been repaid in full. All loans typically require the personal guarantee of the financial advisor. In many instances the amount of loans made available by Summit Brokerage may be less than the amount of loans made available by our competitors, many of whom have greater financial resources than the Company.

We have also not undertaken any significant marketing efforts designed to attract retail clients. Instead, we rely on each financial advisor to attract his/her own clientele, which typically occurs through referrals from other clients. Additionally, many of our financial advisors hold seminars to educate potential clients about various investment opportunities.

Employees

As of March 15, 2011, we employed 75 full-time people, including eight executives, 51 others in general staff positions and 16 in sales and sales-related positions (including 13 producing financial advisors). As of March 17, 2011, there were approximately 365 registered representatives licensed with Summit Brokerage, the majority of which are producing financial advisors engaged by us as independent contractors, although approximately 40 are engaged as full-time employees (including approximately 25 in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Regulation

The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. While the SEC administers federal securities laws, much of the regulation for those operating within the securities industry comes from various self-regulatory organizations such as FINRA.

Additionally, securities firms are also subject to regulation by the state securities departments of the various jurisdictions in which they operate or in which their clients reside. In general, regulatory authorities promulgate regulations and provide oversight in the areas of sales practices, trade practices among broker-dealers, capital requirements, record keeping, and the conduct of employees and affiliates of member organizations.

The SEC, the self-regulatory organizations, including FINRA, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment advisor, and their registered representatives, employees or officers. Also, new legislation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (which was enacted in July 2010 in response to, among other things, the factors leading up to the market turmoil of 2008), changes in the rules and regulations promulgated by the SEC or self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisors. The stated purpose of much of the regulation of broker-dealers and investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisors. As in the past, many of the changes to the rules and regulations that govern the financial services industry will be driven by the concerns among regulators, legislators and the public about the fairness of the dealings and the openness of the disclosures, of those who provide financial services, including broker-dealers.

Current and pending regulatory initiatives which may or will have an impact on the manner in which Summit Brokerage conducts its business include, but are not limited to, the following:

•

The proposed requirement that registered representatives operate under a fiduciary standard, as opposed to a suitability standard under which they currently operate. Under a fiduciary standard, registered representatives will not only be required to make certain that all investments are reasonably suited based on such factors as the client’s risk tolerance, financial position and investment objectives, but also put the clients’ interests ahead of their own;

•

Changes to ERISA Section 408(b)(2), requiring, in general, the expanded disclosure of the services being provided by, the status of (e.g., fiduciary versus non-fiduciary), and the compensation being earned by, the provider of such services to pension funds;

•	Expanded requirements related to the monitoring of internet-based communications, including through social networking sites;

•	The proposed reduction of 12b-1 fees paid by mutual funds;

•	The inability to collect commissions and 12b-1 fees on qualified retirement accounts (including IRAs); and

•	A rule requiring broker-dealers to more closely supervise the strategies and recommendations (including hold recommendations) of its financial advisors.

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

The SEC, FINRA and the NFA have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. In general, a broker-dealer is required to maintain at least a minimum part of its assets in a relatively liquid form.

The net capital rules also require that Summit Brokerage notify its regulators when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators ultimately could lead to the broker-dealer’s liquidation. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and that require prior notice to the SEC and FINRA for certain capital withdrawals.

Summit Brokerage is also subject to rules and regulations related to the prevention and detection of money laundering. The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. Financial institutions subject to the PATRIOT Act generally must have anti-money laundering procedures in place, implement specialized employee training programs, designate an anti-money laundering compliance officer and are audited periodically by an independent party to test the effectiveness of compliance. We have established policies, procedures and systems designed to comply with these regulations.

In addition to the aforementioned, regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. We must comply with these information-related regulations, including, but not limited to, the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and the 2003 Fair and Accurate Credit Transactions Act, to the extent they are applicable to us.

Furthermore, several members of Congress have recently considered enacting legislation that would change the eligibility requirements for determining one’s status as an independent contractor. Any change to such requirements that would have the effect of precluding Summit Brokerage from continuing to treat financial advisors operating from their offices as independent contractors could have an adverse effect on the Company.

There can be no assurance that the findings of any regulatory agencies will not result in subjecting Summit Brokerage and its principals and financial advisors to some form of disciplinary action, including fines. In addition, regulators may put restrictions on Summit Brokerage’s ability to grow. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy. In addition, no assurance can be given as to our ability to comply with any increased regulation in a cost effective manner.

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

Total rent expense, including month-to-month leases for the years ended December 31, 2010 and 2009, was approximately $689,000 and $530,000, respectively.

Summit Brokerage also leases certain equipment under operating leases, which provide for minimum monthly payments of approximately $5,700 through December 2011.

Item 3.	Legal Proceedings

The Company is presently and regularly involved in legal proceedings in the ordinary course of our business, including lawsuits, arbitration claims, regulatory and/or governmental subpoenas, investigations and actions, and other claims. Many of our legal proceedings are initiated by our advisors’ clients and involve the purchase or sale of investment securities. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a material adverse affect on our financial position.

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

In March 2011, the Company became aware that a financial advisor operating from one of its branch offices may have misappropriated funds. In connection therewith, the Company undertook an investigation, which is currently ongoing. The Company has also notified FINRA, as well as notified, or attempted to notify, clients of the advisor. The Company also notified its fidelity bond carrier. While it is not possible to determine with certainty the outcome of this matter, based on the information currently available to us, we are of the opinion the resolution of this matter will not have a material adverse affect on our financial position or operating results.

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

Market Information

Our common stock is traded in the over-the-counter market and is currently quoted on the electronic bulletin board under the symbol “SFNS.OB”. The following table represents the range of the high and the low closing prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2010. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	Low	High
Fiscal Quarter Ended
March 31, 2010	$0.38	$0.52
June 30, 2010	$0.49	$0.90
September 30, 2010	$0.80	$1.02
December 31, 2010	$0.70	$0.94
March 31, 2009	$0.45	$0.50
June 30, 2009	$0.49	$0.55
September 30, 2009	$0.40	$0.50
December 31, 2009	$0.45	$0.52

On March 15, 2011, the closing price of our common stock was $0.80 and we had approximately 170 holders of record.

Dividends and Dividend Policy

We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. With respect to our Series A Preferred Stock, we paid or accrued a total of $15,000 in dividends during each of 2010 and 2009, and had accrued dividends of $26,376 as of December 31, 2010 and $23,376 as of December 31, 2009.

Recent Sales of Unregistered Securities

During October 2010, the Company issued 16,296 shares of its common stock to three individuals upon their exercise of a like number of outstanding options for the total consideration of approximately $6,500, or an average exercise price of approximately $0.40 per share. During November 2010, the Company issued 122,007 shares of its common stock to seven individuals upon their exercise of a like number of outstanding options for the total consideration of approximately $32,000, or an average exercise price of approximately $0.26 per share. During December 2010, the Company issued 624,376 shares of its common stock to 37 individuals upon their exercise of a like number of outstanding options for the total consideration of approximately $154,000, or an average exercise price of approximately $0.25 per share. During March 2010, the Company also issued 200,000 shares of its common stock to one person upon their exercise of a like number of outstanding common stock purchase warrants with an exercise price of $.30 per share for the total consideration of $60,000. All of the shares of common stock were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, afforded by either Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

In January 2011, the Company issued a warrant to a single entity entitling the holder thereof to acquire up to 50,000 shares of our common stock at a price of $0.85, One half of the warrant will vest on January 10, 2012, with the balance vesting on January 10, 2013. The warrant is exercisable for a five year period. The warrant was issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, afforded by Section 4(2) of such Act.

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

Valuation of Deferred Tax Assets. We account for income taxes in accordance with U.S. generally accepted accounting principles, which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax amounts as of December 31, 2010, which consisted principally of unrecognized stock-based compensation, the amortization of client list and goodwill and the net effect of timing differences, amounted to approximately $1.18 million. We have determined that a valuation allowance at December 31, 2010 was necessary to fully offset such deferred tax asset based on the likelihood of future realization.

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

The following discussion and analysis of our financial condition and results of its operation for the fiscal years ended December 31, 2010 and December 31, 2009 should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Annual Report.

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

Overview

Summit Financial Services Group, Inc., through its primary operating subsidiary, Summit Brokerage Services, Inc., provides full-service securities brokerage through a network of approximately 300 producing financial advisors serving retail and, to a much lesser extent, institutional client accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities Financial Network in January 2003, our approximately 190 other branch offices are owned and operated by independent owners who maintain appropriate licenses and are responsible for all office overhead and expenses. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%-90%.

Summit Brokerage is registered as a broker-dealer with the SEC, is a member of FINRA, the MSRB, the NFA and SIPC, and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 39 states and the District of Columbia. SBSIA, our subsidiary insurance agency, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

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

	2010		2009
Insurance related products	$20,631,883	33%	$14,400,706	32%
Equities	12,547,801	20	11,027,609	25
Investment advisory fees	10,931,690	18	6,350,071	14
Mutual funds	8,802,474	14	5,522,288	12
Other commission revenue	7,007,556	11	5,796,472	13
Interest and dividends	1,420,504	2	1,336,790	3
Other	1,119,188	2	570,181	1

Total	$62,461,096	100%	$45,004,117	100%

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

In 2010 and 2009, we reported gross revenues and net income of $62,461,096 and $1,295,533 and $45,004,117 and $354,546, respectively. In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During 2010, our revenues and earnings grew as a result of the ability to include during 2010 an entire year’s gross production for a significant number of financial advisors that joined Summit Brokerage during the latter half of 2009. Our results also benefited from the addition of financial advisors during 2010, as well as from an improvement in investor confidence (as measured by increases in the major market indices). We believe that our growth in financial advisors during 2009 was greatly aided by an industry-wide trend that saw a historically high number of financial advisors move to other firms, as well as changes in the manner in which certain of our competitors did business, which resulted in financial advisors leaving those firms to join other firms, including Summit Brokerage. Because these factors were largely not evident during 2010, our recruiting efforts were less successful than in 2009. Prospectively, we believe that investor confidence may wane in 2011 and beyond as concerns persist about the national and global economy, the geopolitical uncertainty of the Middle East, the natural disaster in Japan and resulting nuclear issues, and the potential for increasing oil prices. A continued lack of investor confidence will negatively impact our operating results. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished.

In addition to the factors described above, our operating results in 2011 and beyond may be negatively impacted by several other factors, including, but not limited to, increased costs required to become compliant with the extensive regulatory reforms recently enacted (as well as proposed reforms), the potential loss of revenue sources related to such regulatory reforms, Summit Brokerage’s decision to focus on expanding its marketing and recruiting efforts, and an overall reduction of margins on an industry-wide basis.

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

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income (or losses) in any particular period that may not be representative of future results and may vary significantly from period to period. Furthermore, we have determined that our long-term growth strategy can best be maximized through the reinvestment of a portion of our earnings into the development of our infrastructure and recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, our future earnings may be significantly less than in prior years.

Results of Operation

The following discussion relates to the results of operations for the fiscal year ended December 31, 2010 (“2010”), compared to the results of operations for the fiscal year ended December 31, 2009 (“2009”).

Comparison of Fiscal Years Ended December 31, 2010 and December 31, 2009

Revenue:

Commission revenue of approximately $59.92 million for 2010 represents an increase of approximately $16.82 million, or 39%, over the $43.10 million of commission revenue reported for 2009. During 2010, our revenues and earnings grew as a result of the ability to include during 2010 an entire year’s gross production for a significant number of financial advisors that joined Summit Brokerage during the latter half of 2009. Our results also benefited from the addition of financial advisors during 2010, as well as from an improvement in investor confidence (as measured by increases in the major market indices). We believe that our growth in financial advisors during 2009 was greatly aided by an industry-wide trend that saw a historically high number of financial advisors move to other firms, as well as changes in the manner in which certain of our competitors did business, which resulted in financial advisors leaving those firms to join other firms, including Summit Brokerage. Because these factors were largely not evident during 2010, our recruiting efforts were less successful than in 2009. Prospectively, we believe that investor confidence may wane in 2011 and beyond as concerns persist about the national and global economy, the geopolitical uncertainty of the Middle East, the natural disaster in Japan and resulting nuclear issues, and the potential for increasing oil prices. A continued lack of investor confidence will negatively impact our operating results. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished. During 2010 and 2009, commission revenue generated by the Boca Branch accounted for approximately 7% and 9%, respectively, of total commission revenue, which percentage we expect to decline depending on the success of our efforts to recruit more independent financial advisors.

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

Interest and dividend income increased by approximately $80,000, or 6%, from $1.34 million in 2009 to $1.42 million in 2010. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. For 2011, one of our Clearing Brokers has informed us that the percentage we receive of the total amount earned by the Clearing Broker will be reduced from prior year levels. As a result, unless Summit Brokerage is able to offset this decrease with a proportionate increase in the balances upon which such amounts are earned, our earnings will be negatively impacted. Furthermore, such reductions may extend, and even increase, beyond 2011 should interest rates and yields fail to rise from their current levels. A significant reduction in such overall compensation may have a material adverse impact on the Company’s operating results. Should interest rates and yields decline in 2011and beyond, we expect that the amounts received by Summit Brokerage will decline over amounts received in prior years.

Expenses:

Commissions and clearing costs increased to approximately $51.22 million in 2010, which represents an increase of $15.02 million, or 42%, over the approximately $36.20 million reported for 2009. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, increased in 2010 to 85.5% from 84.0% in 2009. Prospectively, we would expect this percentage to continue to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to approximately $6.07 million in 2010, which represents an increase of $1.17 million, or 24%, over the approximately $4.90 million reported for 2009. This increase is due primarily to an increase in salaries, performance-based compensation, and an increase in the costs associated with issuing common stock and equivalents to our employees. For 2010 and 2009, a total of approximately $675,000 and $359,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased to approximately $796,000 in 2010, which represents an increase of $172,000, or 28%, over the approximately $624,000 reported for 2009. This increase is due primarily to an increase in the base rent of the office space into which we relocated our home office and Boca Branch during 2010.

Communications costs, net, decreased by approximately $138,000, or 33%, to approximately $283,000 during 2010 from approximately $421,000 during 2009. This decrease in costs is due primarily to increased technology cost reimbursements from our financial advisors.

Depreciation and amortization expense increased to approximately $181,000 in 2010, which represents an increase of $106,000, or 142%, over the approximately $75,000 reported for 2009. This increase is due primarily to an increase in furniture and equipment, as well as leasehold improvements, added in connection with the relocation of our home office and Boca Branch.

Other operating expenses include the general and administrative costs incurred by us, to the extent such costs are not included elsewhere. Other operating expenses decreased by approximately $242,000, or 12%, to approximately $1.80 million during 2010 from approximately $2.04 million for 2009. During 2010, the costs that we pay to attract and retain financial advisors (including advertising and recruiting costs, as well as the costs of hosting conferences) increased by approximately 17%, or $153,000 over amounts incurred in 2009. These increases, however, we more than offset by the total decrease of approximately $298,000 in amounts paid for legal, accounting and litigation costs combined with decreases in the Company’s net insurance and licensing and registration costs. We also include within other operating expenses the costs related to the issuance of common stock and equivalents to our independent financial advisors. For 2010 and 2009, a total of approximately $156,000 and $129,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Net Income:

For 2010, we reported net income of $1,295,533, or $0.05 per basic share and $0.04 per diluted share. For 2009, we reported net income of $354,546, or $0.01 per basic and diluted share. Our performance in 2010 was positively impacted by increases in both commission and non-commission revenues, which increases were partially offset by increases in commissions and clearing costs, employee compensation costs, and the costs we incur to attract and retain financial advisors.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $3.36 million in 2010, compared to $1.20 million during 2009. The increase in cash generated by operating activities of approximately $2.16 million is primarily attributable to the increase in the Company’s net income, as adjusted for non-cash items, such as stock-based compensation expense. Cash and cash equivalents increased during 2010 by approximately $3.14 million to approximately $9.44 million.

During 2010, we purchased approximately $503,000 of property and equipment, compared to approximately $138,000 purchased during 2009. This increase was primarily due to the relocation of our corporate headquarters and the Boca Branch. For 2011, the Company does not anticipate incurring significant capital expenditures for furniture, equipment and leasehold improvements.

Financing activities generated net cash of approximately $281,000 in 2010. During the year, options and warrants were exercised for aggregate consideration of approximately $296,000, which was partially offset by the payment and accrual of $15,000 in Preferred Stock dividends. This compares with net cash generated of approximately $71,000 during 2009, which was primarily due to the exercise of options and warrants, which was partially offset by the payment and accrual of $15,000 in Preferred Stock dividends.

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

Our ability to operate profitably cannot be assured. The Company has reported a profit in only six of its last nine years of operations. We cannot assure you that we will continue to attain profitability, or that, even if we generate net income, that our cash flow from operations will be sufficient to allow us to fully execute our strategy. Additionally, our revenues and profitability have been, and may continue to be, negatively impacted by general economic conditions, as further described in this Annual Report on Form 10-K.

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

In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, and in the failure of Summit Brokerage’s clients to fulfill their credit and settlement obligations. Summit Brokerage permits its clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these loans, Summit Brokerage may lose money on these margin transactions because it is required to indemnify its Clearing Brokers. This may cause Summit Brokerage to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults. Furthermore, a tightening of credit, or a change in the requirements related to the use and maintenance of margin accounts, could result in a reduction in the number of brokerage transactions executed by Summit Brokerage clients. The resulting lack of available credit, including as a result of a lack of confidence in the financial markets, could have a material adverse affect on Summit Brokerage’s financial condition and results of operations, as well as its access to capital.

We receive additional compensation from certain product vendors (e.g., insurance companies and mutual funds), which amounts are used to offset the costs associated with, among other things, our sponsored meetings of our financial advisors. For 2011, we have already been informed that certain vendors will be reducing or eliminating such additional compensation. Depending on the amount of such reduction or elimination of such payments, our operating results would be negatively impacted.

In addition to the factors described above, our operating results in 2011 and beyond may be negatively impacted by several other factors, including, but not limited to, increased costs required to become compliant with the extensive regulatory reforms recently enacted (as well as proposed reforms), the potential loss of revenue sources related to such regulatory reforms, Summit Brokerage’s decision to focus on expanding its marketing and recruiting efforts, and an overall reduction of margins on an industry-wide basis.

Our business may also be negatively impacted if any of our financial advisors engage in dishonest activities. In March 2011, the Company became aware that a financial advisor operating from one of its branch offices may have misappropriated funds. In connection therewith, the Company undertook an investigation, which is currently ongoing. The Company has also notified FINRA, as well as notified, or attempted to notify, clients of the advisor. The Company also notified its fidelity bond carrier. While it is not possible to determine with certainty the outcome of this matter, based on the information currently available to us, we are of the opinion the resolution of this matter will not have a material adverse affect on our financial position or operating results.

We believe that the factors that have affected both the economy, in general, and the financial markets, in particular, during 2009 and 2010 may continue for the foreseeable future, and that the Company’s operating results may be negatively impacted as a result thereof.

Our earnings can be negatively impacted by declining interest rates and yields. Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields decline, the amount that Summit Brokerage receives may also decline in comparison to amounts received in prior years. For 2011, one of our Clearing Brokers has informed us that the percentage we receive of the total amount earned by the Clearing Broker will be reduced from prior year levels. As a result, unless Summit Brokerage is able to offset this decrease with a proportionate increase in the balances upon which such amounts are earned, our earnings will be negatively impacted. Furthermore, such reductions may extend, and even increase, beyond 2011 should interest rates and yields fail to rise from their current levels. These amounts, which are included in the accompanying Consolidated Statements of Income as interest and dividend revenue, significantly impact the Company’s earnings, and a substantial reduction in the amounts received by Summit Brokerage could have a material adverse affect on the Company’s operating results.

We operate in a highly regulated industry and compliance failures could adversely affect our business. The securities industry in the jurisdictions in which we operate is subject to extensive regulation covering all aspects of the securities business. The SEC, the self-regulatory organizations, including FINRA, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment advisor, and their registered representatives, employees or officers. Additionally, certain regulatory agencies have the ability to limit our growth by restricting the number of offices, or financial advisors, that we can add, as well as require that Summit Brokerage maintain a certain amount of regulatory capital. Furthermore, new legislation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in July 2010, changes in the rules and regulations promulgated by the SEC or self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisors. The stated purpose of much of the regulation of broker-dealers and investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisors. As part of the regulatory process, broker-dealers and investment advisors are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment advisor being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment advisor may be required to pay a fine and/or be subject to other forms of disciplinary action. In the past, Summit Brokerage has been required to pay a fine for certain violations, and no assurance can be given that the firm will not be subject to future fines or other forms of disciplinary action. For 2011 and beyond, we believe that the various regulatory agencies will seek to assess increasing fines and penalties by seeking to identify more instances of non-compliance, lowering the threshold of materiality upon which the decision to assess a fine or penalty is made (versus another form of disciplinary action), and increasing the amount of the fine (for a particular violation) over what was assessed in prior years. In those instances where Summit Brokerage is informed of a potential violation by an examining regulatory authority, it endeavors to correct such violations as soon as is practicable.

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

In connection with past examinations, Summit Brokerage has been notified by FINRA of, and endeavored to correct, certain alleged violations. There can be no assurance that the findings of any regulatory agencies will not result in subjecting Summit Brokerage (and possibly certain of our principals and/or financial advisors) to some form of disciplinary action, including fines. In addition, regulators may put restrictions on Summit Brokerage’s ability to add new financial advisors and / or branch offices. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

There is considerable fluctuation during any year and from year-to-year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Compliance and operations personnel monitor operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. regulatory agencies

As a broker-dealer, we are limited in the manner in which we can receive compensation for the services we provide. Currently, Summit Brokerage receives 12b-1 fees, or trail commissions, related to the sale of mutual fund shares. The SEC is currently reviewing its policies with respect to such payments. In the event the SEC were to limit the ability of Summit Brokerage to receive such fees, our revenues and earnings would be negatively impacted. Additionally, the Department of Labor, which promulgates rules related to retirement plans, is considering eliminating commissions and 12b-1 fees on qualified retirement accounts, including IRAs.

Summit Brokerage is also subject to rules and regulations related to the prevention and detection of money laundering. The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. Financial institutions subject to the PATRIOT Act generally must have anti-money laundering procedures in place, implement specialized employee training programs, designate an anti-money laundering compliance officer and are audited periodically by an independent party to test the effectiveness of compliance. We have established policies, procedures and systems designed to comply with these regulations. Failure to comply with these rules could subject Summit Brokerage to disciplinary sactions or other penalties.

As a result of the growth of the Internet as a means of conducting business, regulatory activity in the areas of privacy and data protection continues to increase worldwide among concerns about the rapid and widespread dissemination and use of information. We must comply with these information-related regulations, including, but not limited to, the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and the 2003 Fair and Accurate Credit Transactions Act, to the extent they are applicable to us. Additionally, the regulatory agencies have adopted stringent standards related to a broker-dealer’s requirement to identify, review and monitor its advisors use of the internet, including related to emails, websites and social networking. Violations of existing laws and regulations, including related to the safeguarding of private information, could subject us to fines and penalties, as well as to civil action by affected parties.

In addition, the growth of the Internet as a means of conducting business has raised many legal issues regarding, among other things, the circumstances in which jurisdictions have the right to regulate Internet services that may be available from service providers. In many cases, there are ambiguous, inconsistent or no laws, regulations, judicial decisions or governmental interpretations that clearly resolve these issues. This uncertainty may adversely affect our ability to use the Internet to expand, and creates the risk that we could be subject to disciplinary sanctions or other penalties for failure to comply with applicable laws or regulations.

Furthermore, several members of Congress have recently considered enacting legislation that would change the eligibility requirements for determining one’s status as an independent contractor. Any change to such requirements that would have the effect of precluding Summit Brokerage from continuing to treat its affiliates and the financial advisors operating from their offices as independent contractors could have an adverse effect on the Company.

There can be no assurance that the findings of any regulatory agencies with respect to the aforedescribed matters will not result in subjecting Summit Brokerage and its principals and financial advisors to some form of disciplinary action, including fines. In addition, no assurance can be given as to our ability to comply with any increased regulation in a cost effective manner.

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

These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition to continue from commercial banks that have expanded into the brokerage business. We also compete with others in the financial services industry in recruiting financial advisors and new employees, as well as retaining current personnel, and we could be adversely affected in the event we were to lose financial advisors who either individually or in the aggregate account(s) for a significant percentage of our revenues. Furthermore, a trend in the independent brokerage industry is to provide upfront amounts (in the form of either forgivable or non-forgivable loans) to newly recruited financial advisors as an incentive to become affiliated with a broker-dealer. Alternatively, Summit Brokerage may offer newly recruited advisors a higher payout than they would otherwise receive for a limited period of time (e.g., 12 months). Although Summit Brokerage typically offers such incentives, its ability to fully execute its growth strategy could be adversely impacted should those firms against whom we compete offer financial incentives: (i) beyond what we are able to offer based on our financial resources, or (ii) that, in general, do not make economic sense based on our current cost and operating structure, or in the event any such incentives are limited in the future by regulatory action. Furthermore, the provision of upfront amounts, including higher payouts, may have an adverse affect on our operating results and our working capital. In addition to providing upfront amounts, many of our competitors offer commission payout rates in excess of the rates Summit Brokerage currently offers. As a result, we may not be able to attract and/or retain those financial advisors interested in receiving a greater percentage of the commissions and fees they generate. Should we elect to increase our payout rates to our financial advisors, our operating margins could be negatively impacted.

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

We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and/or investment advisors. Net capital is the net worth of a broker-dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead to Summit Brokerage and/or the Company being liquidated. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and that require prior notice to the SEC and FINRA for certain capital withdrawals. If such net capital rules are changed or expanded, or if there is an unusually large charge or charges against our net capital (including as a result of Summit Brokerage’s obligation to indemnify our Clearing Brokers), we might be required to limit or discontinue those portions of our business that require us to maintain certain net capital levels. A large operating loss or charge(s) against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital equal to the greater of: (i) $250,000 or (ii) 6.67% of aggregate indebtedness. As of December 31, 2010, Summit Brokerage had net capital of approximately $3.4 million and excess net capital of approximately $3.1 million, as computed under SEC Rule 15c3-1.

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

Our strategy of reinvesting our profits may adversely impact future earnings. The Company has determined that its long-term growth strategy can best be maximized through the reinvestment of a portion of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors, and the issuance of stock options to financial advisors. As a result, the Company’s future earnings may be negatively impacted.

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

We may not be able to grow as planned. As part of our long-term growth strategy, we recruit individual financial advisors (or groups of financial advisors) and we evaluate the acquisition of other firms or assets that could complement or expand our business in attractive service markets or that could broaden our client relationships. We cannot assure you that we will be successful in our recruiting efforts or that we will be able to identify suitable acquisition candidates available on terms that are acceptable to us, or that we will be able to consummate any acquisition (see additional risk factors set forth in this Annual Report on Form 10-K). Additionally, our ability to grow may be limited by applicable regulation.

During 2010, our revenues and earnings grew as a result of the ability to include during 2010 an entire year’s gross production for a significant number of financial advisors that joined Summit Brokerage during the latter half of 2009. Our results also benefited from the addition of financial advisors during 2010, as well as from an improvement in investor confidence (as measured by increases in the major market indices). We believe that our growth in financial advisors during 2009 was greatly aided by an industry-wide trend that saw a historically high number of financial advisors move to other firms, as well as changes in the manner in which certain of our competitors did business, which resulted in financial advisors leaving those firms to join other firms, including Summit Brokerage. Because these factors were largely not evident during 2010, our recruiting efforts were less successful than in 2009. Prospectively, we believe that investor confidence may wane in 2011 and beyond as concerns persist about the national and global economy, the geopolitical uncertainty of the Middle East, the natural disaster in Japan and resulting nuclear issues, and the potential for increasing oil prices. A continued lack of investor confidence will negatively impact our operating results. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished.

Future acquisitions may increase our leverage or cause dilution of existing shareholders’ interests. We anticipate that our growth strategy, which includes recruiting financial advisors and/or the acquisition of assets of other firms, will necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing could limit our ability to consummate such transactions. In addition, issuing securities, including stock options, in connection with acquisitions, or the hiring of additional financial advisors and other personnel may have a dilutive effect on the equity interests of our shareholders.

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

Our exposure to possible litigation could adversely affect our business. From time to time, we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other lawsuits that generally seek substantial damages, including, in some cases, punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain errors and omissions insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the coverage for any particular claim (if covered at all) will be limited, and the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Consequently, any such litigation brought in the future could have a material adverse affect on our business, financial condition and operating results. During 2010 and 2011, several brokerage firms were forced to cease operations as a result of disputes with their errors and omissions insurance carriers regarding the extent of available coverage. For 2012 and beyond, we expect that the cost of errors and omissions insurance will increase significantly.

With respect to litigation to which the Company is currently a party to, it is not possible to determine with certainty the outcome of such proceedings, although we believe that the eventual resolution of such proceedings will not have a material adverse affect on our financial position or operating results. Furthermore, given the significant decline in the major market indices that began in the second half of 2008 and the resulting reduction in the value of investments (including those investments that historically have been considered safe and conservative), no assurance can be given that the Company may not be subjected to a potentially significant increase in the number of proceedings to which it may be named as a party. In addition, our business may be negatively impacted if any of our financial advisors engage in dishonest activities. In March 2011, the Company became aware that a financial advisor operating from one of its branch offices may have misappropriated funds. In connection therewith, the Company undertook an investigation, which is currently ongoing. The Company has also notified FINRA, as well as notified, or attempted to notify, clients of the advisor. The Company also notified its fidelity bond carrier. While it is not possible to determine with certainty the outcome of this matter, based on the information currently available to us, we are of the opinion the resolution of this matter will not have a material adverse affect on our financial position or operating results.

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

We rely on third-party vendors to provide services that are an integral part of our business. As a fully disclosed broker-dealer, we rely on our Clearing Brokers to provide a number of operations and support functions that we cannot provide internally. If our relationship with one or both of our Clearing Brokers were to be terminated or become impaired, our business could be materially adversely impacted unless we were able to utilize the services of another clearing firm. Even if we were to develop such other relationships, our business could be adversely impacted if we were unable to obtain terms as favorable as those currently in place. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of services to, our clients could be negatively impacted, which could, in turn, have a material adverse affect on both our revenues and our earnings.

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

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we are able to evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments, including dishonest activity by a financial advisor, can have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to increases in our credit risk to clients, as well as to third parties, and increases in general systemic risk.

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

Additional capital may dilute current shareholders. In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities, and debt securities that are convertible into common stock, or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which could, in turn, result in a dilution of the equity ownership interests of existing shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock. In addition, issuances of options or warrants, including issuances of stock options to our financial advisors and employees, may also significantly dilute our current shareholders.

There may not be a liquid market for the common stock. Our common stock is currently traded on the OTC Electronic Bulletin Board. This market generally has less liquidity than the NASDAQ SmallCap Market, and certain institutional investors are precluded from buying stock in this market. There can be no assurance that our investors will be able to sell their shares of common stock at prices and at times that are desirable, if at all. In addition, no assurance can be given that the Company will continue to be a reporting public company in the future, or that our common stock will continue to be traded publicly on the bulletin board or on any other inter-dealer quotation system or exchange. Additionally, there is a wide range of valuations at which independent brokerage firms trade, making it difficult for investors to determine a value for the Company based on the value of comparable companies.

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

The financial statements required by this Item are set forth on pages F-1 through F-14 and are incorporated herein by this reference. The financial statements are the financial statements of Summit Financial Services Group, Inc. and its subsidiaries on a consolidated basis.

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2010 (the end of the fiscal year covered by this Annual Report).

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

Our management performed an assessment as of December 31, 2010 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded that our internal control over financial reporting was effective as of December 31, 2010.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fourth fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Title
Marshall T. Leeds	55	Chairman of the Board, Chief Executive Officer and President
Steven C. Jacobs	50	Executive Vice President, Chief Financial Officer, Secretary and Director
Sanford B. Cohen	53	Director
Paul D. DeStefanis	50	Director
William L. Harvey	55	Director

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

The following table sets forth all compensation awarded to, earned by, or paid by the Company during the fiscal years ended December 31, 2010, and 2009 to our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)		Option Awards ($) (f)		Non-equity Incentive Plan Compensation ($) (g)		Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Marshall T. Leeds,	2010	$289,406	$—		$549,096	(1)	$262,778	(2)	$408,164	(3)	$—	$23,509	(4)	$1,532,953
Chairman of the Board, Chief Executive Officer and President	2009	$275,625	$—		$—		$27,651		$166,648	(5)	$—	$22,930	(4)	$492,854
Steven C. Jacobs,	2010	$188,451	$45,000	(6)	$—		$39,046		$—		$—	$20,319	(7)	$292,816
Executive Vice President, Chief Financial Officer, Secretary and Director	2009	$182,963	$25,000	(6)	$—		$27,651		$—		$—	$55,135	(7)(8)	$290,749

(1)	Represents the value of deferred stock shares awarded in January 2010. See “Employment Agreements.”
(2)	Includes $223,732 attributable to the value of options cancelled and replaced in January 2010. See “Employment Agreements.”
(3)	Includes $389,558 of non-discretionary bonus amounts accrued in 2010, a portion of which was also paid during 2010.
(4)	Includes an automobile allowance, employee benefits in the form of health and other insurance, and club dues.
(5)	Represents non-discretionary bonus amounts accrued in 2009 but not paid until 2010.
(6)	Represents a discretionary bonus
(7)	Includes an automobile allowance and employee benefits in the form of health and other insurance.
(8)	Also includes approximately $35,000 resulting from an increase in the value of warrants attributable to an approximate five year extension of the exercise period. See “Equity Compensation Plans Not Approved by Shareholders – Warrants.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options; stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2010.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Marshall T. Leeds	2,800,000	—	(9)		$0.50	12/31/2019	2,800,000
	40,000	—	(1)		$0.40	12/31/2014
	40,000	—	(2)		$0.28	12/31/2015
	40,000	—	(3)		$0.35	12/31/2013
	705,252	—	(4)		$0.32	1/1/2017
	705,252	—	(4)		$0.35	1/1/2017
	30,000	10,000	(5)		$0.70	12/31/2014
	20,000	20,000	(6)		$0.50	12/31/2015
	20,000	60,000	(7)		$0.52	12/31/2016
	—	85,000	(8)		$0.80	12/31/2017

	4,400,504	175,000					2,800,000	—	—	—
Steven C. Jacobs	20,000	—	(1)		$0.50	3/22/2012
	25,000	—	(1)		$0.50	8/2/2012
	600,000	—	(1)		$0.45	8/7/2013
	5,000	—	(1)		$0.50	12/22/2013
	40,000	—	(1)		$0.40	12/31/2013
	44,000	—	(1)		$0.40	6/1/2014
	6,500	—	(1)		$0.40	12/31/2014
	40,000	—	(1)		$0.40	12/31/2014
	40,000	—	(2)		$0.28	12/31/2015
	10,000	—	(2)		$0.28	12/31/2015
	40,000	—	(3)		$0.35	12/31/2013
	250,000	—	(3)		$0.32	12/31/2013
	250,000	—	(3)		$0.35	12/31/2013
	30,000	10,000	(5)		$0.70	12/31/2014
	20,000	20,000	(6)		$0.50	12/31/2015
	20,000	60,000	(7)		$0.52	12/31/2016
	—	85,000	(8)		$0.80	12/31/2017

	1,440,500	175,000					—	—	—	—

(1)	Options were fully vested as of December 31, 2005.
(2)	Options vest 25% on 12/31/06, 12/31/07, 12/31/08 and 12/31/09.
(3)	Options vest 25% on 12/31/07, 12/31/08, 12/31/09 and 12/31/10.
(4)	Options vest 33.3% on 1/1/08, 1/1/09 and 1/1/10.
(5)	Options vest 25% on 12/31/08, 12/31/09, 12/31/10 and 12/31/11.
(6)	Options vest 25% on 12/31/09, 12/31/10, 12/31/11 and 12/31/12.
(7)	Options vest 25% on 12/31/10, 12/31/11, 12/31/12 and 12/31/13.
(8)	Options vest 25% on 12/31/11, 12/31/12, 12/31/13 and 12/31/14.
(9)	On January 14, 2010, the Company cancelled options to acquire 5,600,000 shares in consideration, in part, for the issuance of immediately exercisable options to acquire 2,800,000 shares of common stock at an exercise price of $.50, together with 2,800,000 shares of deferred stock, under our 2006 Incentive Compensation Plan. See “Employment Agreements.”

Director Compensation

The following table sets forth certain information concerning compensation paid to our outside directors during the year ended December 31, 2009:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
William L. Harvey	$12,400		$32,816	(1)				$45,216
Paul D. DeStefanis	2,400		29,362	(2)				31,762
Sanford B. Cohen	2,400		29,362	(3)				31,762

	$17,200	$—	$91,540		$—	$—	$—	$108,740

(1)	As of December 31, 2010, Mr. Harvey beneficially owned options covering 490,000 shares of the Company’s common stock, all of which had vested. Mr. Harvey was also granted an option, on January 3, 2011, for an additional 95,000 shares, which options vested immediately upon issuance.
(2)	As of December 31, 2010, Mr. DeStefanis beneficially owned options covering 435,000 shares of the Company’s common stock, all of which had vested. Mr. DeStefanis was also granted an option, on January 3, 2011, for an additional 85,000 shares, which options vested immediately upon issuance.
(3)	As of December 31, 2010, Mr. Cohen beneficially owned options covering 475,000 shares of the Company’s common stock, all of which had vested. Mr. Cohen was also granted an option, on January 3, 2011, for an additional 85,000 shares, which options vested immediately upon issuance.

In serving on our Board, non-employee directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Non-employee directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the audit committee. In connection with their service to the Company in 2010, each non-employee director received an option for 85,000 shares of common stock at an exercise price equal to the price of our common stock at date of grant. The Chairman of the audit committee receives options for an additional 10,000 shares on the same terms and conditions as the other option awards described herein provided to all outside directors. Beginning in 2010, all non-employee directors also receive additional compensation of $1,000 per year in addition to the per-meeting amounts described herein.

Equity Compensation Plan Information

The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan, the 2006 Incentive Compensation Plan, and non-plan equity compensation agreements as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved By Shareholders	18,889,091	(1)	$0.47	4,959,825	(2)
Equity Compensation Plans Not Approved by Shareholders	920,737	(3)	$0.49	-0-

Total	19,809,828		$0.47	4,959,825	(2)

(1)	Includes 1,848,906 shares subject to outstanding options under the 2000 Incentive Compensation Plan, 14,240,175 shares subject to outstanding options under the 2006 Incentive Compensation Plan, 2,800,000 shares of deferred stock issued under the 2006 Incentive Compensation Plan as part of a transaction in which the Company cancelled certain non-plan options for 5,600,000 shares in consideration, in part, for the issuance of immediately exercisable options to acquire 2,800,000 shares of common stock at an exercise price of $.50, together with 2,800,000 shares of deferred stock. See “Employment Agreements.”
(2)	Represents shares available for award grants under the 2006 Incentive Compensation Plan as of December 31, 2010.
(3)	Includes 411,737 shares subject to non-plan option agreements outstanding as of December 31, 2010 and 509,000 shares issuable upon exercise of common stock purchase warrants issued in connection with the private placement of our securities in 2002 and 2003. See “ Equity Compensation Plans Not Approved by Shareholders – Warrants”

Equity Compensation Plans Not Approved by Shareholders – Options. The equity compensation plans not approved by shareholders consist of 411,737 shares of the Company’s common stock issuable upon exercise of options, and which options were granted between 2000 and 2003. Options for 11,737 of these shares, all of which have vested, were issued prior to 2003 and have an exercise price of $1.00 per share. We have also included options granted in 2003 to issue up to 400,000 options at an exercise price of $0.45 per share, which options have a ten-year term and vested with respect to 150,000 options, on February 3, 2004, and with respect to 125,000 options, on each of February 3, 2005 and 2006. The optionees may pay the exercise price with respect to their options either in cash, by check, with already owned shares of common stock of the Company that have been held by the optionee for at least six (6) months (or such other shares as will not cause the Company to recognize for financial accounting purposes a charge for compensation expense), or such other manner as provided in the agreements or as may otherwise be determined by the Company. The option agreements provide for appropriate adjustment of the number of shares subject to the options and the exercise price of the options in the event of any increase or decrease in the number of issued and outstanding shares of the Company’s capital stock resulting from a stock dividend, a recapitalization or other capital adjustment of the Company. The Company has discretion to make appropriate anti-dilution adjustments to outstanding options in the event of a merger, consolidation or other reorganization of the Company, or a sale or other disposition of substantially all of the Company’s assets. The options are not assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an option is exercisable only by the optionee. In general, the vested portion of an option must be exercised within 90 days from disassociation with the Company.

Equity Compensation Plans Not Approved by Shareholders – Warrants. We issued common stock purchase warrants for 1,478,000 shares of our common stock to brokers and to certain administrative personnel in connection with our two private common stock offerings consummated in 2003. The warrants, which had a five-year term commencing on either March 19, 2003 or April 11, 2003 and expired on either March 18, 2008 or April 10, 2008, vested immediately upon issuance and were exercisable at a price of $0.30 per share payable in cash or by check. In December 2006, the Company extended the term of warrants to purchase 838,000 shares of common stock by not more than two years. In December 2009, with respect to warrants to purchase 509,000 shares of common stock, the Company extended the term to December 22, 2014 and increased the per share exercise price to $0.50. During 2010, a holder of warrants underlying 200,000 shares of common stock exercisable at $0.30 per share exercised their warrant. As of December 31, 2010, warrants to purchase 509,000 shares of common stock were outstanding. The holders of the warrants have piggy-back registration rights under which they may include in certain registration statements of the Company the shares of common stock issuable upon exercise of the warrants, subject to certain rights of the Company to cut-back the number of shares to be included under specified circumstances and to delay the filing or effectiveness of any registration statement or withdraw the registration statement. The warrant agreements contain certain cross-indemnification provisions in connection with the resale of the shares by the holders. The warrants contain anti-dilution provisions under which the exercise price of the warrants and the number of shares of common stock issuable upon their exercise are subject to adjustment in the event of stock splits, stock dividends, and in the event of a merger, consolidation, reorganization or reclassification of the capital stock of the Company.

Employment Agreements

Effective January 1, 2007, the Company entered into an employment agreement with Mr. Leeds for his continued service as Chairman of the Board, Chief Executive Officer, and President. Under the terms of such agreement, Mr. Leeds receives a base annual salary of $250,000 (subject to yearly increases of 5%), together with a non-discretionary bonus equal to 10% of the Company’s Earnings (as such term is defined under the employment agreement), subject to a yearly limitation of $200,000 in 2007, $300,000 in 2008 and $400,000 thereafter. Mr. Leeds is also entitled to receive a percentage of the commissions, if any, that he generates. Mr. Leeds also received an option to acquire up to 2.5% of the Company’s issued and outstanding shares of common stock at an exercise price of $.32 and an option to acquire up to 2.5% of the Company’s issued and outstanding shares of common stock at an exercise price of $.35. Based on the number of shares outstanding as of January 1, 2007, Mr. Leeds was issued an option to acquire up to 705,252 shares at an exercise price of $.32 and an option to acquire up to 705,252 shares at an exercise price of $.35.

In connection with the signing of employment agreements (initially on May 22, 2002 and a new agreement on January 1, 2007, and the related issuance of options covering 7,000,000 shares and 1,410,504 shares (the “Leeds’ Options”), respectively, the Company has agreed to pay the amount of income tax liability incurred by Mr. Leeds upon exercise of the Leeds’ Options or any portion thereof that is directly related to such exercise; provided, however, that the Company’s obligation to pay such tax shall not exceed the amount of the tax benefit the Company receives as a direct result of Mr. Leeds’ exercise of the Leeds’ Options or any portion thereof. Coverage of such tax by the Company shall be made in the form of a bonus to Mr. Leeds, which will also be subject to the same tax coverage by the Company, up to a maximum amount of the Company’s tax benefit derived from such bonus.

On January 14, 2010, options entitling Mr. Leeds to acquire up to 5,600,000 shares of our common stock at an exercise price of $.25 per share were cancelled (the “Cancelled Options”), in consideration, in part, for the issuance of options to acquire 2,800,000 shares of our common stock (the “New Options”), together with 2,800,000 shares of deferred stock (“Deferred Stock”). The Cancelled Options were initially issued to Mr. Leeds in connection with his employment with us. The New Options and the Deferred Stock were issued subject to shareholder approval of certain amendments to our 2006 Incentive Compensation Plan to, among other things, increase the number of shares of Common Stock available for issuance. Such approval was obtained from the shareholders as part of the annual shareholder meeting held on October 6, 2010. The New Options were issued with an exercise price of $.50 per share (an amount in excess of the closing price of our common stock on the date of grant), and were immediately exercisable upon shareholder approval of the amendments to the 2006 Incentive Compensation Plan (the “Plan Amendments”). The New Options will expire, if not sooner exercised, on December 31, 2019. The Deferred Stock represents a contingent right to receive an equal number of shares of common stock, which will vest ratably over a period of seven years, and will be delivered to Mr. Leeds upon the earlier to occur of: (i) December 31, 2019; (ii) change in control of the issuer; or (iii) under certain circumstances, the termination of Mr. Leeds employment with us. Both the New Options and Deferred Stock provide for the payment by the Company of the income tax liability incurred by Mr. Leeds upon any exercise of the New Options or delivery of the Deferred Shares that is directly related to such exercise or delivery; provided, however, that the Company’s obligation to pay such tax shall not exceed the amount of the tax benefit the Company receives as a direct result of such exercise or delivery, including any portion thereof. Any such payments the Company is obligated to make to Mr. Leeds shall be in the form of a bonus, which will also be subject to the same tax coverage by the Company, up to a maximum amount of the Company’s tax benefit derived from such bonus.

2006 Incentive Compensation Plan

On December 13, 2006, the Company’s shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to the 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (SARs), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan was increased from 12,000,000 to 22,000,000 during 2010. The 2006 Plan imposes individual limitations on the amount of certain awards, in part, to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other Company obligations, and other stock-based awards granted to any one participant may not exceed 2,000,000 shares for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000. The Board of Directors or Committee administering the 2006 Plan is authorized to adjust the limitations described above and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The Board of Directors or Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles. As of December 31, 2010, the Company had issued, or committed to issue, options and deferred stock shares entitling the holders thereof to acquire up to 17.04 million shares under the 2006 Plan, leaving a total of 4.96 million shares available for future grants. See “Employment Agreements.”

2000 Incentive Compensation Plan

Our 2000 Incentive Compensation Plan (the “Plan”), which was superceded by our 2006 Plan, was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provided for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. As of December 31, 2010, the Company had issued options entitling the holders thereof to acquire up to 1.85 million shares under the Plan. The exercise prices of the options range from $0.28 per share to $1.00 per share, with all options having vesting in their entirety as of December 31, 2010.

Options Granted Outside of Our 2000 Incentive Compensation Plan and 2006 Incentive Compensation Plan

As of December 31, 2010, we had options outstanding allowing the holders thereof to purchase an aggregate of approximately 412,000 shares of common stock with a range of exercise prices from $0.45 to $1.00 per share. During 2010, options (which were initially issued outside of our Plan) to acquire up to 5,600,000 shares of common stock at an exercise price of $.25 per share were cancelled in consideration, in part, for the issuance of options to acquire 2,800,000 shares of common stock at a price of $0.50 per share (expiring on December 31, 2019), together with 2,800,000 shares of deferred stock under our 2006 Plan. See “Employment Agreements.”

All other non-plan options have a term of ten years from the date of grant, unless otherwise terminated in accordance with their terms. In general, options granted outside the plans must be exercised within 90 days of an employee’s disassociation from the Company. All outstanding options granted outside of our plans were exercisable as of December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 15, 2011 with respect to the beneficial ownership of common stock by: (i) each Named Executive Officer; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Benefit Ownership		Percent of Class (2)
Common Stock	Marshall T. Leeds	11,200,504	(3)	35.4%
Common Stock	Steven C. Jacobs	1,960,500	(4)	6.8%
Common Stock	Sanford B. Cohen	560,000	(5)	2.0%
Common Stock	Paul D. DeStefanis	720,000	(6)	2.6%
Common Stock	William L. Harvey	585,000	(7)	2.1%
Common Stock	Antares Capital Fund III Limited Partnership(8)	4,000,000		14.9%
Common Stock	The Equity Group Inc. Profit Sharing Plan & Trust(9)	1,600,000		6.0%
Common Stock	All executive officers and directors as a group (5 persons)	15,026,004	(10)	42.7%

(1)	Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432.
(2)

Based on 26,809,955 shares outstanding on March 15, 2011, and additional shares deemed to be outstanding as to a particular person, in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable or convertible within 60 days of the date of March 15, 2011, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Includes: (a) 6,400,000 shares of common stock, (b) 400,000 vested deferred stock shares, and (c) 4,400,504 shares issuable pursuant to stock options exercisable within the next 60 days.
(4)

Includes 1,440,500 shares issuable pursuant to stock options exercisable within the next 60 days and 440,000 shares issuable pursuant to currently exercisable warrants. Also includes 80,000 shares of common stock owned of record by Mr. Jacobs and his spouse as tenants by the entireties, and with respect to such shares, Mr. Jacobs and his wife share voting and investment power.

(5)	Includes 560,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(6)

Includes 520,000 shares issuable pursuant to stock options exercisable within the next 60 days. Also includes 200,000 shares of common stock owned of record by Mr. DeStefanis and his spouse as tenants by the entireties, and with respect to such shares, Mr. DeStefanis and his wife share voting and investment power.

(7)	Includes 585,000 shares issuable pursuant to stock options exercisable within the next 60 days.
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

(10)	Includes 8,346,004 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days, as well as vested deferred stock shares.

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

There were no related-party transactions during the years ended December 31, 2010 or December 31, 2009.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Moore Stephens Lovelace, P.A., our principal accountants, billed us an aggregate of $83,000 and $89,300 for each of the fiscal years ended December 31, 2010 and 2009, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q and/or Form 10Q-SB during such fiscal years, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during such fiscal years.

Audit Related Fees

Our principal accountants billed us $2,923 and $1,815 for audit-related fees in each of the fiscal years ended December 31, 2010 and 2009 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements. Fees included attendance at our annual shareholder meeting and miscellaneous consultations during the course of the year.

Tax Fees

Our principal accountants billed us $11,742 and $15,421 for fees and expenses for services performed relating to tax compliance, tax advice or tax planning in each of the fiscal years ended December 31, 2010 and 2009.

All Other Fees

Our principal accountants billed us $1,700 and $5,000 for all other fees in the fiscal years ended December 31, 2010 and 2009 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors were authorized to perform audit services for the fiscal year ended 2010 by our Board of Directors and the Company’s Chief Executive Officer and Chief Financial Officer. Moore Stephens Lovelace, P.A. was appointed by our audit committee as our independent auditors for purposes of auditing and reviewing our financial statements for 2010. Our principal auditors informed our audit committee of the scope and nature of each service to be provided. During the year ended December 31, 2010, all services and fees rendered by Moore Stephens Lovelace, P.A. were approved by our audit committee in advance of providing such services.

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

Date: March 31, 2011

/S/ STEVEN C. JACOBS
Steven C. Jacobs
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: March 31, 2011

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARSHALL T. LEEDS Marshall T. Leeds	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 31, 2011

/S/ STEVEN C. JACOBS Steven C. Jacobs	Executive Vice President, Chief Financial Officer, and Secretary (principal financial officer)	March 31, 2011

/S/ PAUL D. DESTEFANIS Paul D. DeStefanis	Director	March 31, 2011

/S/ WILLIAM L. HARVEY William L. Harvey	Director	March 31, 2011

/S/ SANFORD B. COHEN Sanford B. Cohen	Director	March 31, 2011

SUMMIT FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Summit Financial Services Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants
Orlando, Florida
March 31, 2011

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents	$9,439,672	$6,301,921
Deposits held at clearing brokers	128,736	128,696
Commissions receivable, net	1,272,677	1,302,021
Notes receivable, net	432,782	826,912
Other receivables	323,514	162,657
Securities owned, at fair value	16,605	9,381
Prepaid expenses and other assets	666,059	707,739
Property and equipment, net	538,217	216,251
Goodwill	500,714	500,714

Total assets	$13,318,976	$10,156,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,572,213	$1,306,597
Accrued commissions expense	2,915,607	2,425,738

Total liabilities	4,487,820	3,732,335

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 26,821,597 issued and 26,806,685 outstanding at December 31, 2010; 25,735,200 issued and 25,720,288 outstanding at December 31, 2009	2,683	2,573
Additional paid-in capital	12,342,284	10,612,693
Unearned stock-based compensation	(1,717,512)	(1,114,477)
Treasury stock, 14,912 shares, at cost	(10,884)	(10,884)
Accumulated deficit	(1,785,428)	(3,065,961)

Total stockholders’ equity	8,831,156	6,423,957

Total liabilities and stockholders’ equity	$13,318,976	$10,156,292

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For The Years Ended December 31, 2010 and 2009

	2010	2009
Revenues
Commissions	$59,921,404	$43,097,146
Interest and dividends	1,420,504	1,336,790
Other	1,119,188	570,181

	62,461,096	45,004,117

Expenses
Commissions and clearing costs	51,223,614	36,195,049
Employee compensation and benefits	6,071,268	4,902,170
Occupancy and equipment	796,213	624,170
Communications	283,447	421,383
Depreciation and amortization	180,654	74,509
Other operating expenses	1,801,119	2,042,730

	60,356,315	44,260,011

Income before income taxes	2,104,781	744,106
Provision for income taxes	809,248	389,560

Net income	$1,295,533	$354,546

Basic income per common share	$0.05	$0.01

Diluted income per common share	$0.04	$0.01

Weighted average common shares outstanding:
Basic	25,946,078	25,463,792

Diluted	30,195,439	29,851,784

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2010 and 2009

	Preferred Stock Series A		Common Stock
	Number of Shares Outstanding	Par Value	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Unearned Stock-based Compensation	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2008	125,000	$13	25,458,634	$2,547	$9,747,038	$(823,322)	$(10,884)	$(3,405,507)	$5,509,885
Preferred stock dividend	—	—	—	—	—	—	—	(15,000)	(15,000)
Issuance of options	—	—	—	—	823,125	(823,125)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(43,446)	531,970	—	—	488,524
Exercise of options and warrants	—	—	261,654	26	85,976	—	—	—	86,002
Net income	—	—	—	—	—	—	—	354,546	354,546

Balances, December 31, 2009	125,000	13	25,720,288	2,573	10,612,693	(1,114,477)	(10,884)	(3,065,961)	6,423,957
Preferred stock dividend								(15,000)	(15,000)
Issuance of options	—	—	—	—	1,529,246	(1,529,246)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(95,263)	926,211	—	—	830,948
Exercise of options and warrants	—	—	1,086,397	110	295,608	—	—	—	295,718
Net income								1,295,533	1,295,533

Balances, December 31, 2010	125,000	$13	26,806,685	$2,683	$12,342,284	$(1,717,512)	$(10,884)	$(1,785,428)	$8,831,156

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net income	$1,295,533	$354,546
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	180,654	74,509
Stock-based compensation	830,948	488,524
Amortization of advisor notes	394,161	331,770
Changes in:
Deposits held at clearing brokers	(40)	(47)
Commissions receivable	29,343	(436,122)
Notes receivable	(31)	(646,227)
Other receivables	(160,857)	(19,955)
Prepaid expenses and other current assets	41,681	(195,506)
Securities owned	(7,224)	(1,477)
Accounts payable and accrued expenses	265,615	226,926
Accrued commissions expense	489,869	1,025,396

Net cash provided by operating activities	3,359,652	1,202,337

Cash flows from investing activities
Purchase of property and equipment	(502,619)	(138,032)

Cash flows from financing activities
Dividends paid – preferred stock	(15,000)	(15,000)
Proceeds from exercise of stock options and warrants	295,718	86,002

Net cash provided by financing activities	280,718	71,002

Net increase in cash and cash equivalents	3,137,751	1,135,307
Cash and cash equivalents at beginning of year	6,301,921	5,166,614
Cash and cash equivalents at end of year	$9,439,672	$6,301,921

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

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

COMMISSIONS RECEIVABLE, NET— The Company does not provide an allowance for commissions and other amounts due from its clearing brokers since, in the opinion of management, such amounts are fully collectible. For commissions due from parties other than the clearing brokers, the Company reduces the gross receivable based on the length of time it has been outstanding. As of December 31, 2010 and December 31, 2009, the allowance amount was not significant.

NOTES RECEIVABLE, NET— Notes receivable, net are comprised of amounts due from the Company’s financial advisors in the form of both non-forgivable and forgivable loans. Non-forgivable loans are typically repaid by the financial advisor from the amounts they would otherwise be due as a result of their gross production, while the forgivable loans are amortized, typically over a period of four years. Any amortized amounts are included in commissions and clearing costs in the accompanying Consolidated Statements of Income. The Company’s policy is to establish an allowance against the net amount of the loans. Furthermore, management periodically reviews the loans to determine whether additional allowances should be recorded. As of December 31, 2010 and 2009, the Company had established allowances totaling approximately $23,000 and $54,000, respectively. In the event a financial advisor’s affiliation terminates prior to either the repayment of the loan or its complete amortization, the financial advisor is required to repay such balance to the Company.

OTHER RECEIVABLES, NET—Other receivables, net consist primarily of amounts due from employees and financial advisors of approximately $154,000 and $78,000 and other receivables of approximately $170,000 and $85,000 at December 31, 2010 and 2009, respectively.

SECURITIES OWNED, AT FAIR VALUE— Securities owned are valued at estimated fair value, as determined by management. The resulting differences between cost and estimated fair value are included in the Consolidated Statements of Income.

PROPERTY AND EQUIPMENT, NET—Property and equipment, net are stated at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized over the estimated remaining term of the related leases (See Note 2).

TREASURY STOCK—Treasury stock is reflected at cost.

COMMISSION REVENUE AND EXPENSE—Commission revenue and the corresponding expense are recorded on a trade-date basis. The Company receives commissions and fee income on securities transactions sold by its financial advisors. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the financial advisors based on a formal commission payout schedule maintained with each financial advisor and/or branch licensee. The following table reflects the various sources of commission revenue for the years ended December 31, 2010 and 2009:

	2010	2009
Insurance related products	$20,631,883	$14,400,706
Equities	12,547,801	11,027,609
Investment advisory fees	10,931,690	6,350,071
Mutual funds	8,802,474	5,522,288
Other commission revenue	7,007,556	5,796,472

Total	$59,921,404	$43,097,146

INCOME TAXES—Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist primarily of taxes currently due plus deferred taxes.

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax may also be recognized for operating losses and tax credits that are available to offset future taxable income (See Note 10).

STOCK OPTIONS—The Company accounts for stock-based compensation using the fair market value method. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The amortization of earned stock expense related to issuances to employees is included in the accompanying Consolidated Statements of Income under the caption “Employee Compensation and Benefits”, while the amortization of earned stock expense related to issuances to non-employees is included under the caption “Other Operating Expenses” (See Note 8).

INCOME PER SHARE—Basic income per share for the years ended December 31, 2010 and 2009 has been computed by dividing net income (less preferred dividends of $15,000 in each of 2010 and 2009) by the weighted average number of common shares outstanding. For the years ended December 31, 2010 and 2009, the following table reflects the effect of dilutive options and warrants and convertible preferred stock on basic and diluted earnings per share (“EPS”).

	2010			2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,295,533			$354,546
Less: preferred stock dividends	(15,000)			(15,000)

Income available to common shareholders	1,280,533	25,946,078	$0.05	339,546	25,463,792	$0.01
Effect of dilutive securities	—	4,249,361		—	4,387,992

Diluted EPS
Income available to common shareholders plus assumed conversions	$1,280,533	30,195,439	$0.04	$339,546	29,851,784	$0.01

The number of potentially anti-dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2010 and 2009, totaled 7,364,426 and 8,834,547, respectively.

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

RECLASSIFICATIONS—Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for 2009.

SUBSEQUENT EVENTS—Management has evaluated subsequent events for recognition and disclosure through March 31, 2011, the date the consolidated financial statements were available to be issued.

NOTE 2—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009 (See Note 9):

	2010	2009
Computer systems and software	$370,794	$351,868
Equipment and furniture	314,093	141,832
Leasehold improvements	164,658	13,722

Total	849,545	507,422
Less: accumulated depreciation and amortization	(311,328)	(291,171)

Total property and equipment, net	$538,217	$216,251

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2010 and 2009:

	2010	2009
Accounts payable	$268,053	$258,053
Accrued expenses and other accrued liabilities	1,106,620	745,458
Accrued wages and other	197,540	303,086

	$1,572,213	$1,306,597

NOTE 4—GOODWILL AND CLIENT LIST

In 2003, the Company acquired, in an asset purchase agreement, a branch office (the “Boca Branch”) from Wachovia Securities Financial Network, Inc. (“Wachovia”). The purchase price was approximately $1,856,000, which was paid to Wachovia over four years. The purchase price was paid by SBS in periodic payments over the four-year period commencing in 2003.

Based upon management’s estimates, the original purchase price, including transaction costs, was allocated as follows: Client list—$1,142,000; Goodwill—$532,000; Equipment—$6,000; imputed interest—$176,000. The client list was amortized over its estimated beneficial life of six years.

Goodwill is reviewed for impairment at least annually, with the Company recording adjustments, if any, that are deemed appropriate. No such impairment expense was recorded in 2010 or 2009.

NOTE 5—COMMON STOCK

In December 2006, the Company established the 2006 Incentive Compensation Plan (“the 2006 Plan”) as the successor to the 2000 Incentive Compensation Plan (the “2000 Plan”) established in July 2000 (collectively, “the Plans”). The terms of the Plans provide for grants of stock options (incentive and non-statutory), stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company’s performance (See Note 8).

NOTE 6—PREFERRED STOCK

On March 27, 2002 the Company amended its Articles of Incorporation to designate 150,000 shares as Series A Convertible Preferred Stock from its 5,000,000 authorized shares of “blank check” preferred stock, par value $0.0001 per share. During the year ended December 31, 2001, the Company issued 125,000 shares of 12%, cumulative Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $125,000. The number of shares of common stock which may be issued in respect of the shares of Series A Preferred Stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A Preferred Stock being converted multiplied by 115% of the subscription price of $1.00 per Series A Preferred share, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the Series A Preferred Stock were converted as of December 31, 2010 and 2009 was 143,750. All such Series A Preferred Stock is non-voting stock. The holders of Series A Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During each of 2010 and 2009, the Company paid or accrued a total of $15,000 in dividends and reflected, as of December 31, 2010 and 2009, accrued dividends of $26,376 and $23,376, respectively. As of December 31, 2010 and 2009, undeclared dividends in arrears approximated $32,000 and $29,000, respectively. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of Series A Preferred Stock. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7—TREASURY STOCK

Treasury stock is reflected at cost, and consists of 14,912 shares of common stock at December 31, 2010 and 2009.

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

On December 13, 2006, the Company’s shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to the 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (SARs), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan was increased from 12,000,000 to 22,000,000 during 2010.

The following table summarizes information about stock option activity during 2009 and 2010:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	17,938,308	$0.41
Granted	1,489,694	$0.59
Cancelled options	(1,576,981)	$0.52
Issued upon cancellation of previously granted options	1,576,981	$0.56
Forfeited or expired	(366,920)	$0.43
Exercised	(187,654)	$0.34

Outstanding at December 31, 2009	18,873,428	$0.42
Granted	1,965,595	$0.74
Cancelled options	(5,600,000)	$0.25
Issued upon cancellation of previously granted options	2,800,000	$0.50
Forfeited or expired	(651,808)	$0.65
Exercised	(886,397)	$0.27

Outstanding at December 31, 2010	16,500,818	$0.53

The following schedule reflects the number of shares covered by, and the fair market value of, stock option and warrant activity during 2010 and 2009 related to both employees and non-employees. Included within the activity for 2010 is a transaction in which options to acquire up to 5,600,000 shares of common stock at an exercise price of $0.25 per share were cancelled, in consideration, in part, for the issuance of new options to acquire 2,800,000 shares of common stock at an exercise price of $0.50, together with 2,800,000 shares of deferred stock. The fair market value of the replacement options and deferred stock was $223,732 and $549,096. During 2009, the Company cancelled and replaced options and warrants entitling the holders thereof to purchase up to 1,576,981 and 509,000 shares of common stock, respectively.

	2010	2009
Shares
Grants – employees	1,117,444	1,030,106
Grants – non-employees	848,151	459,588
Grants of replacement options – employees	2,800,000	1,509,481
Grants of replacement options – non-employees	—	67,500
Grants of replacement warrants – employees	—	465,000
Grants of replacement warrants – non-employees	—	44,000
Forfeited, expired or exercised – employees	369,191	144,440
Forfeited, expired or exercised – non-employees	282,617	410,134
Fair Market Value
Options issued – employees	$451,782	$306,691
Options issued – non-employees	$304,636	$120,350
Replacement options – employees, net	$—	$341,889
Replacement options – non-employees, net	$—	$13,035
Replacement warrants – employees, net	$—	$37,534
Replacement warrants – non-employees, net	$—	$3,626
Earned Stock Expense
Earned stock expense, net – employees	$674,883	$321,943
Earned stock expense, net – non-employees	$156,065	$125,451

During 2010, options to acquire 886,397 shares of common stock with a weighted average exercise price of $0.27 were exercised, resulting in proceeds of approximately $236,000. The approximate weighted average intrinsic value per share – that is, the difference between the market price of the common stock at the time of exercise and the exercise price – was $0.57. During 2009, options to acquire 187,654 shares of common stock with a weighted average exercise price of $0.34 were exercised, resulting in proceeds of approximately $64,000. The approximate weighted average intrinsic value per share was $0.52.

As of December 31, 2010, there were currently exercisable options outstanding allowing the holders thereof to purchase approximately 12.25 million shares of common stock at a weighted average exercise price of approximately $0.49 per share with a weighted average remaining contractual term of approximately 4.7 years (compared with a weighted average remaining contractual term of approximately 4.6 years for all outstanding options). The exercise prices for outstanding, as well as currently exercisable, options range from $0.28 to $1.00. As of December 31, 2010, the Company had issued, or committed to issue, options and deferred stock shares entitling the holders thereof to acquire up to 17.04 million shares under the 2006 Plan, leaving a total of 4.96 million shares available for future grants.

As of December 31, 2010 and 2009, there was approximately $1,718,000 and $1,114,000, respectively, of total unrecognized stock-based compensation cost, which cost is expected to be recognized over a weighted average period of 3.5 years and 2.7 years, respectively.

The weighted average fair value of options granted for 2010 and 2009 was $0.32 and $0.23 per option, respectively.

As of December 31, 2009, the aggregate intrinsic value of vested and exercisable options was approximately $2.0 million, based on a year-end closing price for the Company’s common stock of $.52 per share.

During 2003, the Company issued warrants entitling the holders thereof to acquire up to 1,478,000 shares of common stock at a price of $.30 per share. These warrants were exercisable for a period of five years and had expiration dates ranging from March 18, 2008 to April 11, 2008. During 2006, the Company agreed to extend the term of warrants covering 838,000 shares of common stock by two years, with expiration dates now ranging from March 18, 2010 to April 11, 2010. During 2009, holders of warrants underlying 509,000 shares of common stock cancelled and replaced their warrants in exchange for new warrants with an exercise price of $.50 per share, immediate vesting and a five-year term. In connection with cancellation and replacement, the Company recognized earned stock expense of $41,160. During 2010, a holder of warrants underlying 200,000 shares of common stock exercised such warrant, resulting in proceeds of $60,000 to the Company. The intrinsic value per share was $0.21. As of December 31, 2010 and 2009, there were outstanding warrants allowing the holders thereof to purchase 509,000 and 709,000 shares of common stock, respectively.

As a result of the exercises of both options and warrants during 2010, the Company recognized a tax benefit of approximately $200,000, which represents the total intrinsic value of all option and warrant exercises of approximately $543,000 multiplied by the Company’s effective tax rate. As a result of the exercises of both options and warrants during 2009, the Company recognized a tax benefit of approximately $17,000, which represents the total intrinsic value of all option and warrant exercises of approximately $33,000 multiplied by the Company’s effective tax rate (See Note 10).

For purposes of valuing options and warrants, the Company uses the Black-Scholes option pricing model. For the years ended December 31, 2010 and 2009, the following assumptions have been utilized:

	2010	2009
Expected life (in years)	2.2 – 10.0	0.1 – 7.0
Risk-free interest rate	0.94% - 3.76%	0.06% - 3.39%
Volatility	55% - 66%	57% - 66%
Dividend yield	0.0%	0.0%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company previously leased office space under four non-cancelable operating leases. Under these leases, the Company occupied approximately 14,200 square feet of office space in five suites within the same building in Boca Raton, Florida. On June 25, 2003, the Company entered into two of these long-term leases for space totaling approximately 6,300 square feet. These leases both commenced on February 1, 2004 and expired on January 31, 2010. On May 1, 2006, the Company entered into another long-term lease for approximately 600 square feet, which lease expired on January 31, 2010. On March 22, 2005, the Company entered into an additional long-term lease for space totaling approximately 7,400 square feet. This lease, which commenced on February 1, 2005 and expired on January 31, 2010, provided for monthly base rent in the amount of $13,579. The lease allowed for a remodeling allowance of $38,850, which had been applied as a credit to reduce rent payments made during the first six months of the lease’s effective period. This credit was being amortized over the term of the lease as a reduction to the amount of rent expense. In addition to the base rent, all of these leases required the Company to pay its pro-rata share of common area expenses and management fees, which amount approximated 60% of the base rent.

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

The Company also leases certain equipment under an operating lease, which provides for minimum monthly payments of approximately $5,700 through December 2011.

Total rent expense, including month-to-month leases for the year ended December 31, 2010 and 2009, was approximately $689,000 and $530,000, respectively.

The approximate minimum annual, non-cancelable rent payments due under the Company’s operating leases (based only on the base rent, without regard to the Company’s share of common areas and other expenses) are as follows:

Year	Amount
2011	$447,000
2012	404,000
2013	322,000
2014	314,000
2015	324,000
Thereafter	560,000

$2,371,000

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

Retirement Plan

The Company has a retirement plan, which management believes qualifies as a deferred compensation plan (the “Plan”), under Section 401(k) of the Internal Revenue Code. All employees who are at least 21 years old are eligible to participate in the Plan on the first day of the month following their six-month anniversary of service. During the years ended December 31, 2010 and 2009, the Company matched 100% of the eligible participant’s contribution up to 3% of the participant’s qualifying wages and then 50% of the next 2% of participant’s contribution. Company matching contributions charged to employee compensation and benefits for the years ended December 31, 2010 and 2009 approximated $146,000 and $135,000, respectively.

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

Clearing Firms

Included in the Company’s clearing agreements with its clearing brokers is an indemnification clause. This clause relates to instances where the Company’s clients fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing brokers to the extent of the net loss on the unsettled trade. At December 31, 2010, management of the Company had not been notified by the clearing brokers, nor were they otherwise aware, of any potential losses relating to this indemnification.

Other

In connection with the execution of employment agreements with, and the related issuance of stock options to, the Company’s Chief Executive Officer, the Company has agreed to pay the income tax liability incurred by the Chief Executive Officer upon the exercise of such stock options. The Company’s obligation to pay such tax, however, shall not exceed the amount of the tax benefit the Company receives as a direct result of the Chief Executive Officer’s exercise of the stock options or any portion thereof. No options were exercised by the Chief Executive Officer during either 2010 or 2009.

NOTE 10—INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. As of December 31, 2010 and 2009, the Company recognized a deferred tax asset of approximately $871,000 and $917,000, respectively, the significant components of which are as follows:

	2010	2009
Deferred tax assets
Amortization of stock-based compensation	$751,000	$680,000
Amortization of client list and goodwill	135,000	150,000
Allowances and other items	142,000	122,000

Total deferred tax asset	1,028,000	952,000
Deferred tax liabilities
Difference between book and tax depreciation	157,000	35,000

Net deferred tax asset before valuation allowance	$871,000	$917,000

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2010 and 2009, the Company has established a valuation allowance equal to the amount of the net deferred tax asset. The valuation allowance decreased by approximately $46,000 and increased by approximately $74,000 during the years ended December 31, 2010 and 2009, respectively.

The Company’s effective tax rate differs from the statutory federal income tax rate due to the following at December 31, 2010 and 2009:

	2010	2009
Tax at statutory rate	34%	34%
Increase (decrease) resulting from:
Effect of state income tax	3%	3%
Effect of non-deductible expenses (primarily stock-based compensation)	13%	20%
Effect of accelerated depreciation of property and equipment	(6)%	(3)%
Effect of other items	(6)%	(2)%

Effective tax rate	38%	52%

The federal and state income tax provision is approximately as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Current
Federal	$691,000	$329,000
State	118,000	61,000

	809,000	390,000

Deferred
Federal	—	—
State	—	—

	—	—

Total provision for income taxes	$809,000	$390,000

As of December 31, 2010, with few exceptions, the consolidated income tax returns filed by SFSG are no longer subject to income tax examinations by the U.S Federal taxing authorities for any years prior to 2007.

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

During the years ended December 31, 2010 and 2009, transactions representing approximately 42% and 48%, respectively, of the Company’s total commission revenues were processed through one of the Company’s clearing brokers. At December 31, 2010 and 2009, commissions receivable from this clearing broker represented approximately 15% and 25%, respectively, of total commissions receivable.

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

At December 31, 2010 and 2009, the Company had net capital of approximately $3.4 million and $2.3 million, respectively, and the Company’s aggregate indebtedness to net capital ratio was 1.34 to 1 and 1.67 to 1, respectively, as computed under SEC Rule 15c-3-1.

NOTE 13—SUBSEQUENT EVENT

In March 2011, the Company became aware that a financial advisor operating from one of its branch offices may have misappropriated funds. In connection therewith, the Company undertook an investigation, which is currently ongoing. The Company has also notified FINRA, as well as notified, or attempted to notify, clients of the advisor. The Company also notified its fidelity bond carrier. While it is not possible to determine with certainty the outcome of this matter, based on the information currently available to the Company, management is of the opinion the resolution of this matter will not have a material adverse affect on our financial position or operating results. No accrual or provision has been made in the accompanying financial statements related to this matter.

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