Form 10-Q
period 2011-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2011-05-16
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 5, 2011
Common Stock Par value $0.0001 per share	26,855,384

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment; economic and financial market conditions generally; investor confidence in the equity markets; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$9,488,710	$9,439,672
Deposits held at clearing brokers	128,747	128,736
Commissions receivable, net	2,576,221	1,272,677
Notes receivable, net	395,042	432,782
Other receivables, net	160,245	323,514
Securities owned, at fair value	33,513	16,605
Prepaid expenses and other assets	715,174	666,059
Property and equipment, net	533,411	538,217
Goodwill	500,714	500,714

TOTAL ASSETS	$14,531,777	$13,318,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,951,913	$1,572,213
Accrued commissions expense	3,114,211	2,915,607

TOTAL LIABILITIES	5,066,124	4,487,820
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 26,824,867 issued and 26,809,955 outstanding at March 31, 2011 and 26,821,597 issued and 26,806,685 outstanding at December 31, 2010	2,684	2,683
Additional paid-in capital	12,491,930	12,342,284
Unearned stock-based compensation	(1,566,040)	(1,717,512)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(1,452,050)	(1,785,428)

TOTAL STOCKHOLDERS’ EQUITY	9,465,653	8,831,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,531,777	$13,318,976

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For The Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
Commissions	$16,463,818	$14,520,117
Interest and dividends	290,186	339,095
Other	343,528	200,048

	17,097,532	15,059,260

Expenses
Commissions and clearing costs	13,899,781	12,490,593
Employee compensation and benefits	1,764,134	1,719,259
Occupancy and equipment	166,196	214,855
Communications	78,310	102,529
Depreciation and amortization	44,924	48,676
Other operating expenses	544,089	476,228

	16,497,434	15,052,140

Income before income taxes	600,098	7,120
Provision for income taxes	262,969	143,000

Net income (loss)	$337,129	$(135,880)

Basic income (loss) per common share	$0.01	$(0.01)

Diluted income (loss) per common share	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	26,809,301	25,726,863

Diluted	32,087,978	25,726,863

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$337,129	$(135,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,924	48,676
Stock based compensation, net	297,254	454,503
Amortization of advisor notes	79,120	115,910
Changes in:
Deposits held at clearing brokers	(11)	(7)
Commissions receivable	(1,303,544)	(12,790)
Notes receivable	(41,380)	36,749
Other receivables	163,269	74,245
Prepaid expenses and other	(49,115)	(23,937)
Securities owned	(16,908)	1,741
Accounts payable and accrued expenses	379,700	525,473
Accrued commission expense	198,604	674,148

Net cash provided by operating activities	89,042	1,758,831

Cash flows from investing activities:
Purchase of property and equipment	(40,118)	(409,866)

Net cash used in investing activities	(40,118)	(409,866)

Cash flows from financing activities:
Payment of preferred stock dividend	(3,750)	(3,750)
Proceeds from exercise of stock options and warrants	3,864	60,000

Net cash provided by financing activities	114	56,250

Net increase in cash and cash equivalents	49,038	1,405,215
Cash and cash equivalents at beginning of period	9,439,672	6,301,921

Cash and cash equivalents at end of period	$9,488,710	$7,707,136

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2011

NOTE 1—GENERAL

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2010 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011. Furthermore, certain sources of revenues that have historically been available to the Company may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares, as well as remuneration paid by our clearing brokers. Our results may also be negatively impacted by reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A recent proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive common stock equivalents includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three-month period ended March 31, 2011, the Company has assumed the exercise, delivery or conversion of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended March 31,
	2011
	Total	Dilutive	Non-Dilutive
Options	16,730	12,152	4,578
Warrants	559	509	50
Deferred Stock	2,800	400	2,400
Preferred Stock	144	—	144

Total CSEs	20,233	13,061	7,172

Shares Deemed Repurchased		(7,782)

Net Shares Deemed Issued		5,279
Common Shares		26,809

Total Shares and CSEs		32,088

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

The following schedule is intended to reflect the total fair market values of options and warrants issued to both employees and non-employees during the three-month periods ended March 31, 2011 and 2010, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options and warrants in the current and prior period:

	For The Three Months Ended March 31,
	2011	2010
Fair market value of options issued—employees, net	$11,532	$328,764
Fair market value of options and warrants issued—non-employees, net	$133,854	$48,133
Fair market value of deferred stock issued, net	$—	$549,096
Net amortization expense—options issued to employees	$254,393	$412,107
Net amortization expense—options issued to non-employees	$42,861	$42,396

In January 2010, options entitling the Chairman, CEO and President of our Company (the “Holder”) to acquire up to 5,600,000 shares of our common stock at an exercise price of $.25 per share were cancelled, in consideration, in part, for the issuance of new options to acquire 2,800,000 shares of common stock, together with 2,800,000 shares of deferred stock. The new options and the deferred stock were issued subject to shareholder approval of certain amendments to our 2006 Incentive Compensation Plan (the “Plan”), to among other things, increase the number of shares of common stock underlying the Plan. Such shareholder approval was received on October 6, 2010. The new options were issued with an exercise price of $.50 per share and became immediately exercisable upon shareholder approval of the amendments to the Plan. The new options will expire, if not sooner exercised, on December 31, 2019. The deferred stock represents a contingent right to receive an equal number of shares of common stock, which will vest ratably over a period of seven years, and will be delivered upon the earlier to occur of: (i) December 31, 2019; (ii) a change in control of the Company; or (iii) under certain circumstances, the termination of the Holder’s employment with the Company.

NOTE 3—INCOME TAXES

For the three-month period ended March 31, 2011, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $263,000 based on the Company’s estimated effective tax rate for the year ending December 31, 2011. For the three-month period ended March 31, 2010, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $143,000 based on the Company’s estimated effective tax rate for the year ending December 31, 2010. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation, the amortization of intangible assets and in 2010, the increased allowable deductions for fixed asset additions and leasehold improvements. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by its pre-tax book income) from period to period.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2011, Summit Brokerage had net capital of approximately $3.8 million, which was approximately $3.5 million in excess of its SEC-required minimum net capital of approximately $0.3 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.33 to 1 at March 31, 2011.

NOTE 5—CONTINGENCIES

The Company is, or may become, a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses which could result from asserted matters. Management believes that, to the best of its knowledge, the range of potential net losses resulting from the currently asserted proceedings in excess of the accrued amount, if any, will not be material to the Company’s financial position or results of operations. See our Form 10-K for the fiscal year ended December 31, 2010, for other potential loss contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month periods ended March 31, 2011 and 2010 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of March 31, 2011, we had approximately 300 financial advisors operating from approximately 190 offices located throughout the United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month periods ended March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
Insurance related products	$5,984,896	35%	$5,224,319	35%
Equities	3,414,906	20	3,114,632	21
Mutual funds	2,482,026	15	2,120,707	13
Investment advisory fees	3,170,127	19	2,588,151	17
Other commission income	1,411,862	8	1,472,308	10
Miscellaneous	633,715	3	539,143	4

Total	$17,097,532	100%	$15,059,260	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the quarter ended March 31, 2011, our revenues were positively impacted by an increase in the average production per financial advisor when compared with the quarter ended March 31, 2010.

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

Our operating results may also be negatively impacted by other factors facing the financial services industry, in general, and the independent broker-dealer channel, specifically. During 2009, the Company benefited from the considerable movement of financial advisors among firms, which movement declined during 2010 and the first quarter of 2011. As competition among broker-dealers increases, margins may begin to decrease. Furthermore, increased competition among broker-dealers to hire financial advisors has increased the amounts that we are required to pay certain financial advisors. Additionally, certain sources of revenues that have historically been available to the Company may be reduced or eliminated. For example, the Company currently receives 12b-1 fees, or trail commissions, from the sale of mutual fund shares. The SEC is currently reviewing its policies with respect to such payments and recently proposed a cap limiting such fees to 0.25% of assets. In the event the SEC were to limit the ability of Summit Brokerage to receive such fees, our revenues and earnings could be negatively impacted. Our earnings may also be negatively impacted by reductions in interest rates and remuneration paid by our Clearing Brokers, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact the manner in which we conduct our business, as well as potentially our margins. Our financial results of operations may also be negatively impacted if any of our financial advisors fail to comply with such increased regulation. Furthermore, in July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is widely expected to have a significant impact on the manner in which many financial institutions operate. A recent proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business. Changes in the manner in which client claims against broker dealers are resolved may also negatively impact our financial results.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended March 31, 2011 (the “2011 Quarter”) and the comparable period in the prior year (the “2010 Quarter”).

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Revenue:

Commission revenue of approximately $16.46 million for 2011 Quarter represents an increase of approximately $1.94 million, or 13.4%, over the approximately $14.52 million of commission revenue reported for the 2010 Quarter. For the 2011 Quarter, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2011 Quarter compared with the 2010 Quarter. We believe this increase was due to, among other things, an improvement in investor confidence as measured by increases in the major financial market indices.

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

Interest and dividends decreased by approximately $49,000, or 14.4% from approximately $339,000 in the 2010 Quarter to approximately $290,000 in the 2011 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. If interest rates or loan balances decline from current levels, we would expect the amounts received by Summit Brokerage to decline over amounts received in prior periods. Beginning in December 2010, one of our Clearing Brokers reduced the applicable percentage used to determine interest income paid to Summit Brokerage related to client balances. The effect of such reduction will vary depending upon the aggregate amount of such client balances. Any significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenue increased by approximately 143,000, or 71.7%, from approximately $200,000 in the 2010 Quarter to approximately $344,000 in the 2011 Quarter. This increase is due primarily to an increase in gains resulting from Summit Brokerage acting as a principal in certain types of securities transactions.

Expenses:

Commissions and clearing costs increased to approximately $13.9 million in the 2011 Quarter, which represents an increase of approximately $1.41 million, or 11.3%, from the approximately $12.49 million reported for the 2010 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, decreased in the 2011 Quarter to 84.4% from 86.0% in the 2010 Quarter. Commissions and clearing costs as a percentage of commission revenues can also be impacted by several other factors. The Company also includes within commissions and clearing costs the amortization related to the issuance of forgivable advisor notes, which amounts approximated $79,000 and $116,000 in the 2011 Quarter and 2010 Quarter, respectively. Prospectively, we expect this percentage to increase as we recruit more independent financial advisors, including those to whom we must provide forgivable loans. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to approximately $1.76 million in the 2011 Quarter, which represents an increase of approximately $45,000, or 2.6%, from the approximately $1.72 million reported for the 2010 Quarter. This increase was due primarily to an increase in salaries and wages, as well as increases in performance-based compensation costs. Additionally, we include within employee compensation and benefits net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2011 and 2010 Quarters, a total of approximately $254,000 and $412,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs decreased by 22.6%, or $49,000, to approximately $166,000 in the 2011 Quarter from approximately $215,000 in the 2010 Quarter. This decrease was due to absence in the 2011 Quarter of additional rent and other occupancy costs incurred in connection with the move to the Company’s new headquarters in the 2010 Quarter.

Communications expense decreased by approximately $24,000, or 23.6%, to approximately $78,000 in the 2011 Quarter from approximately $102,000 in the 2010 Quarter. This decrease was due primarily to a decrease in our net technology-related costs.

Depreciation and amortization expense decreased by approximately $4,000, or 7.7%, to approximately $45,000 for the 2011 Quarter. This decrease is due primarily to assets being fully depreciated subsequent to the end of the 2010 Quarter.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by approximately $68,000, or 14.3%, to approximately $544,000 during the 2011 Quarter from approximately $476,000 for the 2010 Quarter. This increase was due primarily to increases in the costs to attract and retain financial advisors, which increases were only partially offset by decreases in legal fees and litigation costs and licensing fees. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For each of the 2011 and 2010 Quarters, a total of approximately $42,000 was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income taxes was approximately $263,000 for the 2011 Quarter compared to $143,000 for the 2010 Quarter. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets, and in 2010, the increased allowable deduction for fixed asset additions and leasehold improvements.

Net Income:

For the 2011 Quarter, we generated net income of approximately $337,000, or $0.01 per basic and per diluted share, as compared to a net loss for the 2010 Quarter of approximately $(136,000), or $(0.01) per basic and diluted share.

Liquidity and Capital Resources

Cash provided by, or used in, operating activities for any period includes the net income or loss for that period adjusted for non-cash items and the effects of changes in working capital. Net cash provided by operating activities during the 2011 Quarter totaled approximately $90,000, which was primarily due to net income of approximately $337,000 increased by non cash adjustments of approximately $297,000 of net stock based compensation, approximately $80,000 related to the amortization of advisor notes, and approximately $45,000 related to depreciation and amortization. During the 2011 Quarter, cash provided by, or used in, operating activities was impacted by changes in certain balance sheet accounts, including commissions receivable, which decreased by approximately $1,304,000 and accounts payable and accrued expenses, which increased by approximately $380,000. Net cash provided by operating activities during the 2010 Quarter totaled approximately $1,759,000, which was primarily due to net loss of approximately $136,000 increased by non cash adjustments of approximately $455,000 of net stock based compensation, approximately $116,000 related to the amortization of advisor notes, and approximately $49,000 related to depreciation and amortization. During the 2010 Quarter, cash provided by operating activities was impacted by increases of approximately $525,000 and $674,000 related to accounts payable and accrued expenses, and accrued commission expense, respectively.

Net cash used in investing activities during the 2011 Period was approximately $40,000, which represented the purchase of property and equipment. Net cash used in investing activities during the 2010 Period was approximately $410,000, which represented the purchase of property and equipment primarily attributable to the Company’s move to its new headquarters during the first quarter of 2010. We do not project material capital expenditures over the next twelve months.

During the 2011 Quarter, the receipt of proceeds from the exercise of stock options was approximately offset by the payment of preferred stock dividends. During the 2010 Quarter, however, the Company generated approximately $56,000 from financing activities, which amount represented the difference between the proceeds of $60,000 from the exercise of common stock warrants, less the payment of preferred stock dividends.

Overall, cash and cash equivalents increased during the 2011 Period by approximately $49,000 to approximately $9.49 million at March 31, 2011 from approximately $9.45 million at December 31, 2010. This increase was due primarily to cash provided by operations as previously described.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of March 31, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended March 31, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 16, 2011	Summit Financial Services Group, Inc.
(Registrant)

/S/ MARSHALL T. LEEDS
Marshall T. Leeds,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2011	/S/ STEVEN C. JACOBS
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