Form 10-Q
period 2011-06-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2011-08-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 6, 2011
Common Stock Par value $0.0001 per share	26,091,666

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment; economic and financial market conditions generally; investor confidence in the equity markets; the recent volatility in the financial markets; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$10,383,543	$9,439,672
Deposits held at clearing brokers	128,758	128,736
Commissions receivable, net	1,725,403	1,272,677
Notes receivable, net	402,740	432,782
Other receivables, net	327,709	323,514
Securities owned, at fair value	18,715	16,605
Prepaid expenses and other assets	570,301	666,059
Property and equipment, net	556,774	538,217
Goodwill	500,714	500,714

TOTAL ASSETS	$14,614,657	$13,318,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,737,776	$1,572,213
Accrued commissions expense	2,649,809	2,915,607

TOTAL LIABILITIES	4,387,585	4,487,820
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 26,936,329 issued and 26,921,417 outstanding at June 30, 2011 and 26,821,597 issued and 26,806,685 outstanding at December 31, 2010	2,694	2,683

Additional paid-in capital	12,457,131	12,342,284
Unearned stock-based compensation	(1,382,591)	(1,717,512)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(839,291)	(1,785,428)

TOTAL STOCKHOLDERS’ EQUITY	10,227,072	8,831,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,614,657	$13,318,976

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For The Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
Commissions	$15,843,796	$14,631,425
Interest and dividends	274,262	355,887
Other	383,658	233,788

	16,501,716	15,221,100

Expenses
Commissions and clearing costs	13,274,126	12,504,508
Employee compensation and benefits	1,538,594	1,438,533
Occupancy and equipment	185,502	195,830
Communications	117,453	69,164
Depreciation and amortization	40,756	43,753
Other operating expenses	421,365	481,843

	15,577,796	14,733,631

Income before income taxes	923,920	487,469

Provision for income taxes	307,411	192,520

Net income	$616,509	$294,949

Basic income per common share	$0.02	$0.01

Diluted income per common share	$0.02	$0.01

Weighted average common shares outstanding:
Basic	26,877,131	25,920,288

Diluted	31,265,999	30,247,462

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For The Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
Commissions	$32,307,614	$29,151,542
Interest and dividends	564,448	694,982
Other	727,186	433,835

	33,599,248	30,280,359
Expenses
Commissions and clearing costs	27,173,907	24,995,101
Employee compensation and benefits	3,302,728	3,157,792
Occupancy and equipment	351,698	410,685
Communications	195,763	171,693
Depreciation and amortization	85,679	92,428
Other operating expenses	965,456	958,071

	32,075,231	29,785,770

Income before income taxes	1,524,017	494,589

Provision for income taxes	570,380	335,520

Net income	$953,637	$159,069

Basic income per common share	$0.04	$0.01

Diluted income per common share	$0.03	$0.01

Weighted average common shares outstanding:

Basic	26,843,403	25,834,100

Diluted	31,655,572	28,882,954

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$953,637	$159,069

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,679	92,428
Stock based compensation, net	401,534	585,835
Amortization of advisor notes	137,142	220,393
Changes in:
Deposits held at clearing brokers	(22)	(18)
Commissions receivable	(452,725)	(142,965)
Notes receivable	(112,136)	3,020
Other receivables	841	26,119
Prepaid expenses and other	95,758	779
Securities owned	(2,110)	2,711
Accounts payable and accrued expenses	165,563	438,164
Accrued commission expense	(265,798)	428,733

Net cash provided by operating activities	1,007,363	1,814,268

Cash flows from investing activities:
Purchase of property and equipment	(104,237)	(439,664)

Net cash used in investing activities	(104,237)	(439,664)
Cash flows from financing activities:
Payment of preferred stock dividend	(7,500)	(7,500)
Proceeds from exercise of stock options and warrants	48,245	60,000

Net cash provided by financing activities	40,745	52,500

Net increase in cash and cash equivalents	943,871	1,427,104
Cash and cash equivalents at beginning of period	9,439,672	6,301,921

Cash and cash equivalents at end of period	$10,383,543	$7,729,025

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2011

NOTE 1—GENERAL

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2010 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011. In general, our operating results can be impacted by a number of factors, including general market conditions and volatility. Recent uncertainty over the federal budget deficit, including the credit rating of obligations of the United States government (as well as of many foreign governments), can negatively impact investor confidence and therefore the Company’s results. Furthermore, certain sources of revenues that have historically been available to the Company have been or may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares, as well as remuneration paid by our clearing brokers. Our results may also be negatively impacted by recent and future reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A recent proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive common stock equivalents includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three- and six-month periods ended June 30, 2011 and June 30, 2010, respectively, the Company has assumed the exercise, delivery or conversion of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended June 30,						For The Six Months Ended June 30,
	2011			2010			2011			2010
	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive

Options	16,369	11,861	4,508	16,269	11,147	5,122	16,369	11,952	4,417	16,269	9,955	6,314

Warrants	559	509	50	509	509	—	559	509	50	509	509	—

Deferred Stock	2,800	400	2,400	2,800	—	2,800	2,800	400	2,400	2,800	—	2,800

Preferred	144	—	144	144	—	144	144	—	144	144	—	144

Total CSEs	19,872	12,770	7,102	9,722	11,656	8,066	19,872	12,861	7,011	19,722	10,464	9,258
Shares Deemed Repurchased		(8,381)			(7,329)			(8,049)			(7,415)

Net Shares Deemed Issued		4,389			4,327			4,812			3,049
Basic Weighted Avg. Shares		26,877			25,920			26,843			25,834

Total Shares and CSEs		31,266			30,247			31,655			28,883

                As of June 30, 2011, the Company had options, warrants and deferred shares outstanding entitling the holders thereof to purchase a total of approximately 19.7 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 140,000 shares of common stock. For purposes of computing earnings per share, the Company has assumed the exercise of approximately 12.8 million and 12.9 million common stock equivalents for the three- and six- month periods, respectively, ended June 30, 2011.

On July 6, 2011, the Company issued Marshall T. Leeds, our Chairman of the Board, Chief Executive Officer, and President, seven year options to acquire up to an aggregate 1,304,583 shares of the Company’s Common Stock at an exercise price of $.75, which options will vest in equal annual installments over a five-year period of time, commencing December 31, 2012. The options were issued in conjunction with the execution of a new employment agreement.

On July 6, 2011, the Company repurchased an aggregate 829,751 shares of its common stock owned by a shareholder, who is not an affiliate of the Company, in a privately negotiated transaction at a purchase price of $0.50 per share.

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

The following schedule is intended to reflect the total fair market values of options and warrants issued to both employees and non-employees during the three- and six-month periods ended June 30, 2011 and 2010, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options and warrants in the current and prior period:

	For The Three Months Ended June 30,		For The Six Months Ended June 30
	2011	2010	2011	2010
Fair market value of options issued - employees, net	$(22,041)	$4,860	$111,813	$333,624
Fair market value of options and warrants issued - non-employees, net	$(53,865)	$2,801	$(42,333)	$50,934
Fair market value of deferred stock issued, net	$—	$—	$—	$549,096
Net amortization expense - options issued to employees	$78,018	$101,101	$332,411	$513,208
Net amortization expense - options issued to non-employees	$26,662	$30,231	$69,123	$72,627

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

NOTE 3—INCOME TAXES

For the three- and six-month periods ended June 30, 2011, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $307,000 and $570,000, respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2011. For the three- and six-month periods ended June 30, 2010, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $193,000 and $336,000, respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2010. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by its pre-tax book income) from period to period.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2011, Summit Brokerage had net capital of approximately $3.9 million, which was approximately $3.6 million in excess of its SEC-required minimum net capital of $0.3 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.11 to 1 at June 30, 2011. The amount of net capital during any period will fluctuate based on a number of factors, including the operating results for SBS. Net capital will also be impacted by contributions of capital to SBS from the Company, as well as distributions of capital from SBS to SFSG. During the three-month period ended June 30, 2011, SBS distributed $900,000 to SFSG. No such distributions were made in the quarter ended March 31, 2011.

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

                The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and six-month periods ended June 30, 2011 and 2010 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

Summit Brokerage is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) (f/k/a National Association of Securities Dealers, Inc. (“NASD”)), the Municipal Securities Rule Making Board (“MSRB”), the National Futures Association (“NFA”) and the Securities Investor Protection Corporation (“SIPC”), and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG is registered or eligible to conduct business as an investment advisor in 37 states and the District of Columbia. SBSIA, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

As of July 31, 2011, we had approximately 300 financial advisors operating from approximately 195 offices located throughout the United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month and six-month periods ended June 30, 2011 and 2010:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2011		2010		2011		2010
Insurance related products	$5,487,484	33%	$5,009,800	33%	$11,472,381	34%	$10,234,119	34%
Equities	2,469,587	15	3,058,234	20	5,884,493	18	6,172,867	20
Mutual funds	2,814,065	17	2,107,471	14	5,296,091	16	4,228,178	14
Investment advisory fees	3,447,390	21	2,786,564	18	6,617,518	20	5,374,714	18
Other commission income	1,625,270	10	1,669,356	11	3,037,131	9	3,141,664	10
Miscellaneous	657,920	4	589,675	4	1,291,634	4	1,128,817	4

Total	$16,501,716	100%	$15,221,100	100%	$33,599,248	100%	$30,280,359	100%

We do not hold any funds or securities of our customers, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (an affiliate of Wells Fargo & Company) and Pershing, LLC (an affiliate of the Bank of New York Mellon) as our clearing brokers (the “Clearing Brokers”). Our clearing arrangements provide us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These arrangements allow us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. In general, our operating results can be impacted by a number of factors, including general market conditions and volatility. Recent uncertainty over the federal budget deficit, including the credit rating of obligations of the United States government (as well as of many foreign governments), can negatively impact investor confidence and therefore the Company’s results. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of future results, and may vary significantly from period to period. Furthermore, our mix of business in any particular period will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added financial advisors to our Company, many of whom specialize in the sale of specific types of investment products.

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the three- and six-month periods ended June 30, 2011, our revenues were positively impacted by an increase in the average production per financial advisor when compared with the comparable 2010 periods.

Although we expect our results, in general, to be impacted by macroscopic forces such as the state of the economy, as well as overall market conditions and investor confidence (including as a result of concerns about the federal budget deficit), we may experience fluctuations in our revenue that do not follow such trends, or mirror trends experienced by the financial services industry as a whole. This is because, given our size, we may add, or lose, financial advisors who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact our overall revenue, or mix of revenue, will be diminished. However, due to our size, it is possible that the addition or loss of financial advisors (and their customers) who focus on certain products over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of results in other periods or reflective of general market conditions or economic trends.

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

As we continue to grow, we may also incur increases in expenses related to, among other things, marketing and recruiting, personnel, office space, and the amortization of forgivable loans provided to newly-recruited financial advisors. There can be no assurance that any increased revenue from growth will be sufficient to offset any increased expenses. In addition, the Company may elect to expand the types of trading activities in which it serves as a principal, which transactions are inherently more risky than transactions in which the Company serves as an agent. Furthermore, the Company has determined that its long term growth strategy can best be maximized through the reinvestment of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors. As a result, the Company’s future earnings may be significantly less than in prior years should our revenue growth be less than anticipated.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended June 30, 2011 (the “2011 Quarter”) and the comparable period in the prior year (the “2010 Quarter”), as well as the results of operations for the six months ended June 30, 2011 (the “2011 Period”) and the comparable period in the prior year (the “2010 Period”). All amounts are approximate unless otherwise indicated.

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

Revenue:

Commission revenue of $15.8 million for 2011 Quarter represents an increase of $1.2 million, or 8.3%, over the $14.6 million of commission revenue reported for the 2010 Quarter. For the 2011 Quarter, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2011 Quarter compared with the 2010 Quarter.

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

Interest and dividends decreased by $82,000 from approximately $356,000 in the 2010 Quarter to $274,000 in the 2011 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Beginning in December 2010, one of our Clearing Brokers reduced the applicable percentage used to determine interest income paid to Summit Brokerage related to client balances. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. The effect of any such reductions by our Clearing Brokers will vary depending upon the aggregate amount of the client balances upon which such amounts are based. Any further significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenue increased by $150,000, or 64.1%, from $234,000 in the 2010 Quarter to $384,000 in the 2011 Quarter. This increase is due primarily to an increase in rebates and other credits received by the Company from its Clearing Brokers.

Expenses:

Commissions and clearing costs increased to $13.27 million in the 2011 Quarter, which represents an increase of $.77 million, or 6.2%, from the $12.5 million reported for the 2010 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, decreased in the 2011 Quarter to 83.8% from 85.5% in the 2010 Quarter. Commissions and clearing costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and clearing costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and clearing costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and clearing costs the amortization related to the issuance of forgivable advisor notes, which amounts decreased by $47,000 during the 2011 Quarter when compared to the 2010 Quarter. Prospectively, we would expect this percentage to continue to decrease as we retain more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to $1.54 million in the 2011 Quarter, which represents an increase of $0.1 million, or 7%, from the $1.44 million reported for the 2010 Quarter. This increase was due primarily to an increase in wages, incentive compensation and employee benefit costs, due in part to an increase in the average number of employees for the 2011 Quarter when compared with the 2010 Quarter. Additionally, we include within employee compensation and benefits net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2011 and 2010 Quarters, a total of $78,000 and $101,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs decreased by 5.3%, or $10,000, to $186,000 in the 2011 Quarter from $196,000 in the 2010 Quarter. This decrease was due primarily to a reduction in equipment lease and property insurance expense.

Communications expense increased by $48,000, or 70%, to $117,000 in the 2011 Quarter from $69,000 in the 2010 Quarter, due primarily to an increase in net technology-related costs.

Depreciation and amortization expense decreased by $3,000 or 7%, to $41,000 for the 2011 Quarter. This decrease is due to $51,000 of property, equipment, and leasehold improvements being fully depreciated and amortized.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses decreased by $61,000, or 13%, to $421,000 during the 2011 Quarter from $482,000 for the 2010 Quarter. This decrease was due primarily to a decrease in arbitration-related costs of $161,000, travel and related costs of $54,000, and net insurance costs of $37,000. These decreases were partially offset by an increase in legal fees of $41,000, advertising and promotion costs of $104,000, certain reserves of $46,000 and $18,000 in consulting fees. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2011 and 2010 Quarters, a total of $27,000 and $30,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income taxes was $307,000 for the 2011 Quarter compared to $193,000 for the 2010 Quarter. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets, and in 2010, the increased allowable deduction for fixed asset additions and leasehold improvements.

Net Income:

For the 2011 Quarter, we generated net income of $617,000, or $0.02 per basic and diluted share, as compared to net income for the 2010 Quarter of $295,000, or $0.01 per basic and diluted share.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Revenue:

Commission revenue of $32.31 million for the 2011 Period represents an increase of $3.16 million, or 10.8%, over the $29.15 million of commission revenue recorded for the 2010 Period. For the 2011 Period, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2011 Period compared with the 2010 Period.

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

Interest and dividends decreased by $131,000 from $695,000 in the 2010 Period to $565,000 in the 2011 Period. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Beginning in December 2010, one of our Clearing Brokers reduced the applicable percentage used to determine interest income paid to Summit Brokerage related to client balances. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. The effect of any such reductions by our Clearing Broker(s) will vary depending upon the aggregate amount of the client balances upon which such amounts are based. Any further significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenue increased by $293,000, or 67.6%, from $434,000 in the 2010 Period to $727,000 in the 2011 Period. This increase is due primarily to an increase in rebates and other credits received by the Company from its Clearing Brokers, as well as from acting as a principal in certain types of securities transactions.

Expenses:

Commissions and clearing costs increased to $27.2 million in the 2011 Period, which represents an increase of $2.2 million, or 8.8%, from the $25.0 million reported for the 2010 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, decreased in the 2011 Period to 84.1% from 85.7% in the 2010 Period. Commissions and clearing costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and clearing costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and clearing costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and clearing costs the amortization related to the issuance of forgivable advisor notes, which amounts decreased by $83,000 during the 2011 Period when compared to the 2010 Period. Prospectively, we would expect this percentage to continue to decrease as we retain more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to $3.3 million in the 2011 Period, which represents an increase of $0.1 million, or 3.0%, from the $3.2 million reported for the 2010 Period. This increase was due primarily to an increase in wages, incentive compensation, and employee benefit costs, due in part to an increase in the average number of employees for the 2011 Period when compared with the 2010 Period. Additionally, we include within employee compensation and benefits net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2011 and 2010 Periods, a total of $332,000 and $513,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs decreased by 14.4%, or $59,000, to $352,000 in the 2011 Period from $411,000 in the 2010 Period. This decrease was due primarily to the exclusion, during the 2011 Period, of rent expense on both the Company’s current, as well as prior, headquarters in the first quarter of 2010 related to the Company’s relocation.

Communications expense increased by $24,000, or 14%, to $196,000 in the 2011 Period from $172,000 in the 2010 Period due primarily to an increase in net technology-related costs.

Depreciation and amortization expense increased by $3,000, or 3.8%, to $86,000 for the 2011 Period. This increase is due primarily to the acquisition, and related depreciation and amortization, of $70,000 of property and equipment.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by $7,000, to $965,000 during the 2011 Period from $958,000 for the 2010 Period. This increase was due primarily to increases in advertising and promotion costs of $202,000, legal fees of $27,000, and certain reserves of $60,000, which amounts were partially offset by decreases in arbitration-related costs of $181,000, travel and entertainment costs of $54,000, and net insurance costs of $35,000. These decreases were partially offset by an Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2011 and 2010 Periods, a total of $69,000 and $73,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income taxes was $570,000 for the 2011 Period compared to $336,000 for the 2010 Period. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets, and in 2010, the increased allowable deduction for fixed asset additions and leasehold improvements.

Net Income:

For the 2011 Period, we generated net income of $954,000, or $0.04 and $0.03 per basic and diluted share, as compared to net income for the 2010 Period of $159,000, or $0.01 per basic and diluted share.

Liquidity and Capital Resources

Cash provided by, or used in, operating activities for any period includes the net income for that period adjusted for non-cash items and the effects of changes in working capital. Net cash provided by operating activities during the 2011 Period totaled $1,007,000, which was primarily due to net income of $954,000 increased by non cash adjustments of $402,000 of net stock based compensation, $137,000 related to the amortization of advisor notes, and $86,000 related to depreciation and amortization. Net cash decreased due to the increase in commissions receivable by $453,000.

Net cash used in investing activities during the 2011 Period was $104,000, which represented the purchase of property and equipment. Net cash used in investing activities during the 2010 Period was $440,000, which represented the purchase of property and equipment primarily attributable to the Company’s move to its new headquarters during the 2010 Period.

During the 2011 Period, financing activities generated cash of $41,000 from the receipt of proceeds from the $48,000 of exercised stock options offset by the dividends paid on our Series A preferred stock of $7,500. Financing activities provided cash of $52,500 during the 2010 Period as a result of proceeds of $60,000 from the exercise of common stock purchase warrants partially offset by dividends paid on our Series A preferred stock of $7,500.

Overall, cash and cash equivalents increased during the 2011 Period by $944,000 million to $10.4 million at June 30, 2011 from $9.4 million at December 31, 2010. This increase was due primarily to cash provided by operations as previously described.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of June 30, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended June 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 6, 2011, the Company repurchased an aggregate 829,751 shares of its common stock owned by a shareholder, who is not an affiliate of the Company, in a privately negotiated transaction at a purchase price of $0.50 per share.

Item 6.	Exhibits

Number	Name

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SUMMIT FINANCIAL SERVICES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	Summit Financial Services Group, Inc.
(Registrant)

/S/ MARSHALL T. LEEDS
Marshall T. Leeds,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 15, 2011	/S/ STEVEN C. JACOBS
Steven C. Jacobs,
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document