Form 10-Q
period 2011-09-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2011-11-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 10, 2011
Common Stock Par value $0.0001 per share	26,091,666

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, among which are the success or failure of management’s efforts to implement its business strategy; the level of acquisition opportunities available to the Company and the Company’s ability to price and negotiate such transactions on a favorable basis; the Company’s ability to properly manage growth and successfully integrate acquired companies and operations; the ability of the Company to attract investments and/or merger or acquisition candidates; the Company’s ability to compete with major established companies; the Company’s ability to attract and retain qualified personnel; the regulatory environment; economic and financial market conditions generally; investor confidence in the equity markets; the recent volatility in the financial markets; and other risks and uncertainties which may be described from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,421,439	$9,439,672
Deposits held at clearing brokers	128,769	128,736
Commissions receivable, net	1,815,519	1,272,677
Notes receivable, net	381,159	432,782
Other receivables, net	911,821	323,514
Securities owned, at fair value	61,714	16,605
Prepaid expenses and other assets	373,474	666,059
Property and equipment, net	578,458	538,217
Goodwill	500,714	500,714

TOTAL ASSETS	$15,173,067	$13,318,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,995,263	$1,572,213
Accrued commissions expense	2,927,200	2,915,607

TOTAL LIABILITIES	4,922,463	4,487,820
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 26,106,578 issued and 26,091,666 outstanding at September 30, 2011 and 26,821,597 issued and 26,806,685 outstanding at December 31, 2010	2,611	2,683

Additional paid-in capital	12,536,681	12,342,284
Unearned stock-based compensation	(1,734,530)	(1,717,512)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Accumulated deficit	(543,287)	(1,785,428)

TOTAL STOCKHOLDERS’ EQUITY	10,250,604	8,831,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,173,067	$13,318,976

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For The Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
Commissions	$16,183,325	$15,229,385
Interest and dividends	275,940	380,146
Other	291,970	314,817

	16,751,235	15,924,348

Expenses
Commissions and clearing costs	13,670,219	13,065,341
Employee compensation and benefits	1,491,567	1,449,692
Occupancy and equipment	188,541	191,602
Communications	75,102	58,322
Depreciation and amortization	47,701	43,669
Other operating expenses	529,311	422,455

	16,002,441	15,231,081

Income before income taxes	748,794	693,267

Provision for income taxes	449,042	202,858

Net income	$299,752	$490,409

Basic income per common share	$0.01	$0.02

Diluted income per common share	$0.01	$0.02

Weighted average common shares outstanding:
Basic	26,091,666	25,956,357

Diluted	29,947,328	31,765,517

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For The Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
Commissions	$48,490,939	$44,380,927
Interest and dividends	840,388	1,075,128
Other	1,019,156	748,652

	50,350,483	46,204,707
Expenses
Commissions and clearing costs	40,844,126	38,060,443
Employee compensation and benefits	4,794,295	4,607,484
Occupancy and equipment	540,239	602,287
Communications	270,865	230,015
Depreciation and amortization	133,380	136,097
Other operating expenses	1,494,767	1,380,526

	48,077,672	45,016,852

Income before income taxes	2,272,811	1,187,855

Provision for income taxes	1,019,422	538,377

Net income	$1,253,389	$649,478

Basic income per common share	$0.05	$0.02

Diluted income per common share	$0.04	$0.02

Weighted average common shares outstanding:

Basic	26,650,858	25,875,300

Diluted	31,157,408	29,797,924

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,253,389	$649,478

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,380	136,097
Stock-based compensation, net	540,937	713,816
Amortization of advisor notes	194,324	313,930
Changes in:
Deposits held at clearing brokers	(33)	(29)
Commissions receivable	(542,842)	(712,336)
Notes receivable	(142,701)	(17,429)
Other receivables	(588,308)	(46,242)
Prepaid expenses and other	292,585	251,762
Securities owned	45,109	(36,233)
Accounts payable and accrued expenses	423,050	579,172
Accrued commission expense	11,593	1,155,050

Net cash provided by operating activities	1,530,270	2,987,036

Cash flows from investing activities:
Purchase of property and equipment	(173,622)	(478,093)

Net cash used in investing activities	(173,622)	(478,093)
Cash flows from financing activities:
Payment of preferred stock dividend	(11,250)	(11,250)
Proceeds from exercise of stock options and warrants	48,245	97,706
Common stock share repurchase	(411,876)	—

Net cash (used) provided by financing activities	(374,881)	86,456

Net increase in cash and cash equivalents	981,767	2,595,399
Cash and cash equivalents at beginning of period	9,439,672	6,301,921

Cash and cash equivalents at end of period	$10,421,439	$8,897,320

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2011

NOTE 1—GENERAL

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2010 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011. Furthermore, certain sources of revenues that have historically been available to the Company have been or may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares, as well as remuneration paid by our clearing brokers. Our results may also be negatively impacted by recent and future reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A recent proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive CSEs includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three- and nine-month periods ended September 30, 2011 and September 30, 2010, respectively, the Company has assumed the exercise, delivery or conversion of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended September 30,						For The Nine Months Ended September 30,
	2011			2010			2011			2010
	Total	Dilutive	Non-Dilutive	Total	Dilutive	Non-Dilutive	Total	Dilutive	Non-Dilutive	Total	Dilutive	Non-Dilutive
Options	17,596	10,171	7,425	15,977	11,201	4,776	17,596	11,876	5,720	15,977	9,885	6,092
Warrants	559	509	50	509	509	—	559	509	50	509	509	—
Deferred Stock	2,800	400	2,400	2,800	—	2,800	2,800	400	2,400	2,800	—	2,800
Preferred	144	—	144	144	—	144	144	—	144	144	—	144

Total CSEs	21,099	11,080	10,019	19,430	11,710	7,720	21,099	12,785	8,314	19,430	10,394	9,036
Shares Deemed Repurchased		(7,225)			(5,900)			(8,278)			(6,471)

Net Shares Deemed Issued		3,855			5,810			4,507			3,923
Basic Weighted Avg. Shares		26,092			25,956			26,651			25,875

Total Shares and CSEs		29,947			31,766			31,158			29,798

As of September, 30, 2011, the Company had options, warrants and deferred shares outstanding entitling the holders thereof to purchase a total of approximately 21.0 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 144,000 shares of common stock. For purposes of computing earnings per share, the Company has assumed the exercise of approximately 11.1 million and 12.8 million CSEs for the three- and nine-month periods ended September 30, 2011, respectively.

On July 6, 2011, the Company issued Marshall T. Leeds, our Chairman of the Board, Chief Executive Officer, and President, seven year options to acquire up to an aggregate of 1,304,583 shares of the Company’s common stock at an exercise price of $.75, which options will vest in equal annual installments over a five-year period of time, commencing December 31, 2012. The options were issued in conjunction with the execution of a new employment agreement, most of the terms of which will become effective on January 1, 2012, upon the expiration of the term of the current employment agreement.

On July 6, 2011, the Company repurchased an aggregate of 829,751 shares of its common stock owned by a shareholder, who is not an affiliate of the Company, in a privately negotiated transaction, at a purchase price of $0.50 per share.

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

The following schedule is intended to reflect the total fair market values of options and warrants issued to both employees and non-employees during the three- and nine-month periods ended September 30, 2011 and 2010, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options and warrants in the current and prior period:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
Fair market value of options issued - employees, net	$508,304	$—	$648,994	$334,000
Fair market value of options and warrants issued - non-employees, net	$2,326	$3,000	$(23,331)	$54,000
Fair market value of deferred stock issued, net	$—	$—	$—	$549,000
Net amortization expense - options issued to employees	$98,543	$86,000	$430,954	$599,000
Net amortization expense - options issued to non-employees	$40,860	$42,000	$109,983	$115,000

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

NOTE 3—INCOME TAXES

For the three- and nine-month periods ended September 30, 2011, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $449,000 and $1,019,000, respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2011. For the three- and nine-month periods ended September 30, 2010, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $203,000 and $538,000, respectively, based on the Company’s estimated effective tax rate for the year ended December 31, 2010. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by its pre-tax book income) from period to period.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2011, Summit Brokerage had net capital of approximately $4 million, which was approximately $3.7 million in excess of its SEC-required minimum net capital of $0.3 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.21 to 1 at September 30, 2011. The amount of net capital during any period will fluctuate based on a number of factors, including the operating results for SBS. Net capital will also be impacted by contributions of capital to SBS from the Company, as well as distributions of capital from SBS to SFSG. During the three-month period ended June 30, 2011, SBS distributed $900,000 to SFSG. No such distributions were made in the quarters ended March 31, 2011 or September 30, 2011.

NOTE 5—CONTINGENCIES

The Company is, or may become, a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses which could result from asserted matters. Management believes that, to the best of its knowledge, the range of potential net losses resulting from the currently asserted proceedings in excess of the accrued amount, if any, will not be material to the Company’s financial position or results of operations. See our Form 10-K for the fiscal year ended December 31, 2010 for other potential loss contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and nine-month periods ended September 30, 2011 and 2010 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of October 31, 2011, we had approximately 300 financial advisors operating from approximately 200 offices located throughout the United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month and nine-month periods ended September 30, 2011 and 2010:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2011		2010		2011		2010
Insurance related products	$6,137,743	37%	$5,651,647	36%	$17,610,125	35%	$15,885,766	34%
Investment advisory fees	3,347,730	20	2,647,855	17	9,965,248	20	8,022,569	17
Mutual funds	2,731,833	16	2,142,954	13	8,027,924	16	6,371,707	14
Equities	2,373,877	14	2,960,047	19	8,258,370	16	9,132,914	20
Other commission income	1,598,142	10	1,826,882	11	4,629,271	9	4,967,970	11
Miscellaneous	561,910	3	694,963	4	1,859,545	4	1,823,781	4

Total	$16,751,235	100%	$15,924,348	100%	$50,350,483	100%	$46,204,707	100%

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

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be determined from period to period. Furthermore, our mix of business in any particular period will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments, and the types of investments sold by newly added financial advisors to our Company, many of whom specialize in the sale of specific types of investment products.

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the three- and nine-month periods ended September 30, 2011, our revenues were positively impacted by an increase in the average production per financial advisor when compared with the comparable 2010 periods.

Although we expect our results, in general, to be impacted by macroscopic forces such as the state of the economy, as well as overall market conditions and investor confidence (including as a result of concerns about the federal budget deficit, as well as Greece and Italy and their ability to repay their debt), we may experience fluctuations in our revenue that do not follow such trends, or mirror trends experienced by the financial services industry as a whole. This is because, given our size, we may add, or lose, financial advisors who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact our overall revenue, or mix of revenue, will be diminished. However, due to our size, it is possible that the addition or loss of financial advisors (and their customers) who focus on certain products over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of results in other periods or reflective of general market conditions or economic trends.

Our operating results may also be negatively impacted by other factors facing the financial services industry, in general, and the independent broker-dealer channel, specifically. During 2009, the Company benefited from the considerable movement of financial advisors among firms, which movement declined during 2010 and the first three quarters of 2011. As competition among broker-dealers increases, margins may begin to decrease. Furthermore, increased competition among broker-dealers to hire financial advisors has increased the amounts that we are required to pay certain financial advisors. Additionally, certain sources of revenues that have historically been available to the Company may be reduced or eliminated. For example, the Company currently receives 12b-1 fees, or trail commissions, from the sale of mutual fund shares. The SEC is currently reviewing its policies with respect to such payments and proposed a cap limiting such fees to 0.25% of assets. In the event the SEC were to limit the ability of Summit Brokerage to receive such fees, our revenues and earnings could be negatively impacted. Our earnings may also be negatively impacted by reductions in interest rates and remuneration paid by our Clearing Brokers, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact the manner in which we conduct our business, as well as potentially our margins. Our financial results of operations may also be negatively impacted if any of our financial advisors fail to comply with such increased regulation. Furthermore, in July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is widely expected to have a significant impact on the manner in which many financial institutions operate. A recent proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business. Changes in the manner in which client claims against broker-dealers are resolved may also negatively impact our financial results.

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

We may also pursue mergers with, or the acquisition of the assets of, other brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms (from both sellers, as well as financing sources, if necessary), and there can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended September 30, 2011 (the “2011 Quarter”) and the comparable period in the prior year (the “2010 Quarter”), as well as the results of operations for the nine months ended September 30, 2011 (the “2011 Period”) and the comparable period in the prior year (the “2010 Period”). All amounts are approximate unless otherwise indicated.

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

Revenue:

Commission revenue of $16.2 million for the 2011 Quarter represents an increase of $1.0 million, or 6%, over the $15.2 million of commission revenue reported for the 2010 Quarter. For the 2011 Quarter, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2011 Quarter compared with the 2010 Quarter.

In any period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of nonequity-related investment products, such as fixed income securities. Additionally, during any period, we may add, or lose, a significant number of financial advisors who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Interest and dividends decreased by $104,000 from $380,000 in the 2010 Quarter to $276,000 in the 2011 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Beginning in December 2010, one of our Clearing Brokers reduced the applicable percentage used to determine interest income paid to Summit Brokerage related to client balances. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. The effect of any such reductions by our Clearing Brokers will vary depending upon the aggregate amount of the client balances upon which such amounts are based. Any further significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenue decreased by $23,000, or 7%, from $315,000 in the 2010 Quarter to $292,000 in the 2011 Quarter. This decrease is due primarily to a decrease from acting as a principal in certain types of fixed income transactions.

Expenses:

Commissions and clearing costs increased to $13.67 million in the 2011 Quarter, which represents an increase of $.6 million, or 5%, from the $13.07 million reported for the 2010 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, decreased in the 2011 Quarter to 84.5% from 85.8% in the 2010 Quarter. Commissions and clearing costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and clearing costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and clearing costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and clearing costs the amortization related to the issuance of forgivable advisor notes, which amounts decreased by $36,000 during the 2011 Quarter when compared to the 2010 Quarter. Prospectively, we would expect this percentage to continue to decrease as we retain more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to $1.5 million in the 2011 Quarter, which represents an increase of $50,000, from the $1.45 million reported for the 2010 Quarter. This increase was due primarily to an increase in wages, incentive compensation and employee benefit costs, due, in part, to an increase in the average number of employees for the 2011 Quarter when compared with the 2010 Quarter. Additionally, we include within employee compensation and benefits net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2011 and 2010 Quarters, a total of $98,500 and $85,500, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs decreased by 2%, or $3,000, to $189,000 in the 2011 Quarter from $192,000 in the 2010 Quarter. This decrease was due primarily to a reduction in common area costs.

Communications expense increased by $17,000, or 29%, to $75,000 in the 2011 Quarter from $58,000 in the 2010 Quarter, due primarily to an increase in net technology-related costs.

Depreciation and amortization expense increased by $4,000, or 9%, to $48,000 for the 2011 Quarter. This increase is due primarily to the addition of a document scanning system.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by $107,000, or 25%, to $529,000 during the 2011 Quarter from $422,000 for the 2010 Quarter. This increase was due primarily to an increase in legal and arbitration-related costs of $82,000 and advertising and promotion costs of $90,000. These increases were partially offset by a decrease in recruiting costs of $58,000 and travel and entertainment expenses of $31,000. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options to non-employees. For the 2011 and 2010 Quarters, a total of $41,000 and $42,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income taxes was $449,000 for the 2011 Quarter compared to $203,000 for the 2010 Quarter. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets, and in 2010, the increased allowable deduction for fixed asset additions and leasehold improvements.

Net Income:

For the 2011 Quarter, we generated net income of $300,000, or $0.01 per basic and diluted share, as compared to net income for the 2010 Quarter of $490,000, or $0.02 per basic and diluted share.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

Revenue:

Commission revenue of $48.49 million for the 2011 Period represents an increase of $4.11 million, or 9%, over the $44.38 million of commission revenue recorded for the 2010 Period. For the 2011 Period, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2011 Period compared with the 2010 Period.

In any period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets, and the attractiveness of nonequity-related investment products, such as fixed income securities. Additionally, during any period, we may add, or lose, a significant number of financial advisors who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Interest and dividends decreased by $235,000 from $1.08 million in the 2010 Period to $840,000 in the 2011 Period. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Beginning in December 2010, one of our Clearing Brokers reduced the applicable percentage used to determine interest income paid to Summit Brokerage related to client balances. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. The effect of any such reductions by our Clearing Broker(s) will vary depending upon the aggregate amount of the client balances upon which such amounts are based. Any further significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenue increased by $270,000, or 36%, from $749,000 in the 2010 Period to $1.02 million in the 2011 Period. This increase is due primarily to an increase in rebates and other credits received by the Company from its Clearing Brokers, as well as from acting as a principal in certain types of securities transactions.

Expenses:

Commissions and clearing costs increased to $40.8 million in the 2011 Period, which represents an increase of $2.7 million, or 7%, from the $38.1 million reported for the 2010 Period. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, decreased in the 2011 Period to 84.3% from 85.8% in the 2010 Period. Commissions and clearing costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and clearing costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and clearing costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and clearing costs the amortization related to the issuance of forgivable advisor notes, which amounts decreased by $120,000 during the 2011 Period when compared to the 2010 Period. Prospectively, we would expect this percentage to continue to decrease as we retain more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to $4.8 million in the 2011 Period, which represents an increase of $0.2 million, or 4%, from the $4.6 million reported for the 2010 Period. This increase was due primarily to an increase in wages, incentive compensation, and employee benefit costs, due, in part, to an increase in the average number of employees for the 2011 Period when compared with the 2010 Period. Additionally, we include within employee compensation and benefits net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2011 and 2010 Periods, a total of $431,000 and $599,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs decreased by 10%, or $62,000, to $540,000 in the 2011 Period from $602,000 in the 2010 Period. This decrease was due primarily to the exclusion, during the 2011 Period, of rent expense on both the Company’s current, as well as prior, headquarters in the first quarter of 2010 related to the Company’s relocation.

Communications expense increased by $41,000, or 18%, to $271,000 in the 2011 Period from $230,000 in the 2010 Period due primarily to an increase in net technology-related costs.

Depreciation and amortization expense decreased by $3,000, or 2%, to $133,000 for the 2011 Period. This decrease is due primarily to costs of $10,000 related to an asset disposition in the 2010 period.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by $114,000, to $1,495,000 during the 2011 Period from $1,381,000 for the 2010 Period. This increase was due primarily to increases in advertising and promotion of $292,000, which amounts were partially offset by decreases in legal and arbitration-related costs of $96,000 and travel, and recruiting costs of approximately $97,000. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options, to non-employees. For the 2011 and 2010 Periods, a total of $110,000 and $115,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income taxes was $1,019,000 for the 2011 Period compared to $538,000 for the 2010 Period. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets, and in 2010, the increased allowable deduction for fixed asset additions and leasehold improvements.

Net Income:

For the 2011 Period, we generated net income of $1,253,000, or $0.05 and $0.04 per basic and diluted share, as compared to net income for the 2010 Period of $649,000, or $0.02 per basic and diluted share.

Liquidity and Capital Resources

Cash provided by, or used in, operating activities for any period includes the net income for that period adjusted for non-cash items and the effects of changes in working capital. Net cash provided by operating activities during the 2011 Period totaled $1,530,270, which was primarily due to net income of $1,253,389 increased by non-cash adjustments of $540,937 of net stock-based compensation, $194,324 related to the amortization of advisor notes, and $133,380 related to depreciation and amortization.

Net cash used in investing activities during the 2011 Period was $173,622, which represented the purchase and retirement of property and equipment. Net cash used in investing activities during the 2010 Period was $478,093, which represented the purchase of property and equipment primarily attributable to the Company’s move to its new headquarters during the 2010 Period.

Net cash used in financing activities during the 2011 Period was $374,881, which represented $411,876 used for the repurchase of 829,751 shares of company stock and dividends of $11,250 paid on Series A Preferred Stock. Proceeds of $48,245 were received from exercised stock options.

Overall, cash and cash equivalents increased during the 2011 Period by $1 million to $10.4 million at September 30, 2011 from $9.4 million at December 31, 2010. This increase was due primarily to cash provided by operations, as previously described.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of September 30, 2011. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended September 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 6, 2011, the Company repurchased an aggregate of 829,751 shares of its common stock owned by a shareholder, who is not an affiliate of the Company, in a privately negotiated transaction, at a purchase price of $0.50 per share.

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

Date: November 14, 2011	Summit Financial Services Group, Inc.
(Registrant)

/S/ MARSHALL T. LEEDS
Marshall T. Leeds,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2011	/S/ STEVEN C. JACOBS
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