Form 10-K
period 2011-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2012-03-30
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates was approximately $10.5 million based upon the price at which stock was sold at such date.

As of March 14, 2012, there were 26,534,059 shares of the registrant’s common stock outstanding.

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report on Form 10-K, depending on a variety of important factors, including: any adverse effect on the stock market and investor confidence in general, as a result of the economic recession, the sustainability and magnitude of the economic recovery, high unemployment and/or global events, including economic instability among members of the European Union (including Greece), continued unrest in the Middle East, and the increase in oil prices; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply in a cost effective manner with increased regulation, and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	Business.

Introduction

Summit Financial Services Group, Inc. (“SFSG” or the “Company”) is a Florida-based financial services holding company that provides, through its Summit Brokerage Services, Inc. (“Summit Brokerage” or “SBS”) operating subsidiary, a broad range of securities brokerage and investment services to primarily individual investors. Summit Brokerage also sells insurance products, predominantly variable and fixed annuities and life insurance, under licenses held by its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary (or by SBSIA’s subsidiary entities). Summit Brokerage also provides, through its Securities and Exchange Commission (“SEC”) registered investment advisor subsidiary, Summit Financial Group, Inc. (“SFG”), asset management and investment advisory services. SFG was incorporated under the laws of the State of Florida in 2003.

Summit Brokerage is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rule Making Board (“MSRB”), the National Futures Association (“NFA”) and the Securities Investor Protection Corporation (“SIPC”), and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 38 states and the District of Columbia. SBSIA, our subsidiary insurance agency, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

As of February 2012, we had approximately 290 producing financial advisors operating from approximately 200 offices located throughout the country, with approximately 51% of those offices located in the south, 17% located in the Midwest, 15% located in the north and 17% located in the west. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, who we refer to as affiliates. Such affiliates are required to maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. In many instances, these affiliates may have several financial advisors operating from their branch offices. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee.

We do not hold any funds or securities of our clients, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (an affiliate of Wells Fargo & Company) and Pershing LLC (an affiliate of BNY Mellon) as our clearing brokers (the “Clearing Brokers”). Our clearing arrangements provide us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These arrangements allow us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage. At December 31, 2011 and December 31, 2010, our Clearing Brokers held approximately 43,000 active client accounts, respectively. In addition to accounts held by our Clearing Brokers, our clients also have assets that are held directly by the various mutual funds, insurance companies, partnership sponsors and investment advisors with whom they have invested and for which Summit Brokerage serves as the broker-dealer of record.

Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2011		2010
Insurance related products	$22,730,678	33%	$20,631,883	32%
Investment advisory fees	13,068,786	19	10,931,690	17
Equities	10,305,219	15	12,547,801	19
Mutual funds	10,628,791	16	8,802,474	14
Other commission revenue	6,617,827	10	7,007,556	11
Interest and dividends	1,117,219	2	1,420,504	2
Other revenue	3,647,486	5	3,559,045	5

Total	$68,116,006	100%	$64,900,953	100%

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

In 2011 and 2010, we reported gross revenues and net income of $68.1 million and $1.47 million and $64.9 million and $1.30 million, respectively. During 2011, our revenues and earnings grew as a result of the ability to successfully recruit financial advisors during 2011 and the latter part of 2010, as well as due to an increase in the average production of those financial advisors that had been with us for at least 18 months prior to the end of 2011. Prospectively, we continue to believe that events that trigger the loss of investor confidence, including economic problems and uncertainty within the European Union, the geopolitical uncertainty of the Middle East, and concerns of a faltering domestic economy, will negatively impact our results of operations. Declining margins on an industry-wide basis may also lead to a reduction in our earnings. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished.

Broker-dealers, and their affiliated registered representatives, operate in a highly regulated industry. For 2012 and beyond, we expect our operating results to be impacted by the continued increase in the rules and regulations that govern how we and our advisors are required to conduct business. Many of these new rules, which were designed in response to the factors leading up to the market turmoil of 2008, as well as the Madoff scandal and other instances of corporate fraud, will require Summit Brokerage to devote considerable resources to their implementation, and subsequent monitoring. Significant new rules and regulations are likely to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the potential implementation of a more stringent fiduciary standard for broker-dealers and enhanced regulatory oversight of incentive compensation. Compliance with these provisions, as well as other regulatory initiatives, has resulted in, and is likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented. In addition, several of these rules, as well as other regulatory initiatives, may ultimately have the effect of reducing certain types of compensation received by Summit Brokerage, such as the SEC’s consideration of a rule that would limit the amount of 12b-1 fees that could be paid to a broker-dealer. See Regulation.

For 2012, we expect to continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of products and securities, namely investment advisory services and equity and fixed income products. Because of the numerous factors influencing a financial advisor’s decision to affiliate with us, there can be no assurance that we will be successful in our recruiting efforts. We may also pursue mergers with, or the acquisition of the assets of, other brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms (from both sellers as well as financing sources, if necessary), and there can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

As we continue to grow, we may also incur increases in expenses related to, among other things, commission expense (for financial advisors receiving accelerated payouts), marketing and recruiting, personnel, office space, compliance, and the amortization of forgivable loans provided to newly recruited financial advisors. There can also be no assurance that any increase in the Company’s overall gross margin from revenue growth will be sufficient to offset any increased expenses, or that the Company’s current gross margin (as both a percentage of total revenues as well as in absolute dollars) will not otherwise be adversely effected by factors beyond the control of the Company. For example, recent legislation, as well as initiatives undertaken by the regulatory agencies charged with overseeing the financial services industry, will have the effect of not only reducing sources of revenue to the Company, but also increasing the cost of compliance. Furthermore, the Company has determined that its long-term growth strategy can best be maximized through the reinvestment of a portion of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors. As a result, the Company’s future earnings may be negatively impacted should our future revenue growth be less than anticipated.

Based on our anticipated level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through 2012. The Company may, however, seek additional capital within the next 12 months should it elect to expand upon its current strategy of incorporating the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company. In addition, we anticipate that, depending on the size and terms of any transaction, our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a materially adverse effect on our ability to execute our growth strategy to the extent desired.

Affiliate Program

Our primary method of operation is through an affiliate program, which allows financial advisors to operate as independent contractors. As of December 31, 2011, all but 12 of our financial advisors were affiliates (or financial advisors operating from an affiliate’s branch office). A financial advisor who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including clearing and execution, rent, utilities, furniture, equipment, stock quotations, and general office supplies), although all of that branch’s revenues from securities brokerage transactions accrue to Summit Brokerage. In many instances, these affiliates may have several financial advisors operating from their branch offices. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they and any other financial advisors operating from their branch generate. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including the costs of providing clearing and execution, employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

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

Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals, such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, typically possess the requisite licenses and experience to affiliate with Summit Brokerage. Affiliation enables these professionals to offer financial products and services to their clients through Summit Brokerage and earn commissions and fees for these transactions and services. Affiliates are given discretion to structure their own practices and to specialize in different areas of the securities business, subject to Summit Brokerage’s supervisory procedures as well as compliance with applicable regulatory requirements.

We provide full support services to each of our affiliates, including: access to stock and options execution and over-the-counter stock trading, fixed income products (such as government, municipal and corporate bonds), insurance (annuities and life insurance), mutual funds, unit trusts and investment advisory programs. We also provide, or make available through the Clearing Brokers, research, compliance, supervision, accounting and other related services.

Each affiliate is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities business in which the affiliate engages, and to register in the various states in which he/she has clients. Summit Brokerage is ultimately responsible for supervising all of its financial advisors, whether affiliates or in-house financial advisors. We can incur substantial liability from improper actions of any of our financial advisors. We maintain a professional liability “errors and omissions” insurance policy which generally provides a limited degree of coverage for certain actions taken and/or omissions made by our financial advisors, employees and other agents in connection with the purchase and sale of securities and the rendering of financial advice. In addition, we maintain a fidelity bond that provides for the reimbursement of amounts lost through certain dishonest acts by our financial advisors or employees. There can be no assurance, however, that we will be able to obtain errors and omissions insurance or a fidelity bond in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any liability will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Commission Revenues

A significant portion of our revenues is derived from commissions from the sale of annuities, in which case the commission is paid by the insurance company. We also derive a significant portion of our revenues from commissions generated by our brokerage activities, including the purchase or sale of equities and fixed income products for our clients, the majority of which are executed on an agency basis. For such transactions, we are paid a commission by our client for processing that client’s buy or sell order. We also generate commissions from the sale of mutual fund shares and other investment products. The percentage of revenue that we derive from the sale of each type of investment product may change as investors’ preferences change. Our mix of business may also change depending on the types of financial advisors we recruit and the types of investment products on which they focus. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client’s account through SFG. We do not currently make markets in any securities, although we act as a principal for the trading of fixed income securities.

We record commissions earned from transactions in securities, annuities and insurance as “commission revenue,” when transactions occur. We also record as “commission revenue” the fees we are paid to manage our clients’ accounts, at the time we receive such fees.

We then pay out a percentage of this amount, which we record as “commission expense,” to the financial advisor who produced the commission or fee, in accordance with the agreement each financial advisor enters into with us. In general, these agreements provide for either a fixed or tiered payout percentage based on total gross production.

Insurance Related Products. Our financial advisors offer variable and fixed annuities and life insurance products to their clients through SBSIA, which has executed agency agreements with various national insurance companies and insurance marketing organizations. As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested in an annuity, or, in the case of life insurance, some percentage of the premium. In 2011 and 2010, the Company earned gross commissions of approximately $22.7 million and $20.6 million, respectively, from the sale of insurance and annuity products, representing approximately 34% and 33%, respectively, of our total revenue.

Equities. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. For 2011 and 2010, we earned gross commissions of approximately $10.3 million and $12.5 million, respectively, on equity transactions, representing approximately 16% and 20%, respectively, of our total revenue.

Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees based upon the client’s investment maintained in particular funds. For 2011 and 2010, we earned gross commissions of approximately $10.6 million and $8.8 million, respectively, from mutual fund transactions, representing approximately 16% and 14%, respectively, of our total revenue.

Investment Advisory Fees. Through our investment advisor, SFG, we provide investment advisory services to clients, including through the use of independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment advisor in 38 states and the District of Columbia. Clients who utilize our investment advisory services pay an annual fee, payable quarterly, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage (or, in certain cases, which have been placed with an outside third-party money manager). In general, a client will pay from 1.0% to 3.0%, on an annual basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor may also change. Periods during which the market value of securities are declining will generally result in a decrease in the investment advisory fees that we receive that are based on the asset values of client portfolios, while periods during which the market value of securities are increasing will generally result in an increase in the investment advisory fees that we receive that are based on the asset values of client portfolios. Because clients with managed accounts are paying this fee, they are generally not charged a per-transaction commission or other fees each time a transaction is effected in their accounts. In addition, we provide financial planning services for clients, which fees are included as investment advisory fees. In 2011 and 2010, we earned investment advisory fees of approximately $13.1 million and $10.9 million, respectively, representing approximately 20% and 18%, respectively, of our total revenue.

Other Commission Revenue. Included under Other Commission Revenues are commissions generated in connection with the sale of products not included elsewhere, such as fixed income securities, options and alternative investments. For 2011 and 2010, respectively, we earned gross commissions of approximately $6.6 million and $7.0 million from such transactions, representing approximately 10% and 11%, respectively, of our total revenue.

Interest and Dividends

Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields have declined, so has the amount that Summit Brokerage receives. For 2011, the percentage paid to Summit by one of its Clearing Brokers was reduced from prior year levels. That same Clearing Broker has informed Summit that beginning in the second quarter of 2012, further reductions will take place. Unless Summit Brokerage is able to offset these decreases with proportionate increases in the balances upon which such amounts are earned, our earnings will be negatively impacted, as was the case in 2011. Furthermore, additional reductions into 2012 and beyond will continue to adversely affect our operating results. A significant reduction in such overall compensation may have a material adverse impact on the Company’s operating results. In 2011 and 2010, we earned approximately $1.10 million and $1.40 million, respectively, of such compensation, which amounts are included in the accompanying Consolidated Statements of Income as interest and dividend revenue.

Other Revenue

Other Revenue represents fees generated by the Company primarily from providing services and administration and from acting as a principal in certain types of fixed income transactions. For 2011 and 2010, respectively, we generated approximately $3.65 million and $3.56 million from such transactions, representing approximately 5% of our total revenue.

Clearing Brokers

We do not hold any funds or securities of our securities brokerage clients. Rather, we use the services of our Clearing Brokers on a fully disclosed basis. Our Clearing Brokers process securities transactions and maintain client accounts on a fee basis. The services provided include, among other things, billing, credit review and control (including for margin accounts), receipt, and custody and delivery of securities. The Clearing Brokers also lend funds to our clients through the use of margin credit. These loans are made to clients on a collateralized basis, with the Clearing Brokers maintaining collateral in the form of saleable securities, cash or cash equivalents. However, if the Company’s clients do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on “margin” accounts, and there is a loss for which we cannot collect from our client, we are generally liable for such losses. The Company currently uses First Clearing, LLC (an affiliate of Wells Fargo & Company) and Pershing LLC (an affiliate of BNY Mellon) as its Clearing Brokers.

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

Seasonality and Cyclical Factors

Our revenues are affected only slightly by the traditional U.S. vacation and holiday seasons. Our revenues may be more adversely affected by cyclical factors, such as financial market downturns, as well as problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which has historically resulted in fewer transactions and less investing through broker-dealers such as Summit Brokerage, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital, if needed, to offset related significant reductions in earnings.

Competition

We encounter intense competition in all aspects of our business. In general, we compete directly with other providers of financial services focused on meeting the needs of individual investors. Some of the strongest competition comes from companies that have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. Firms such as Merrill Lynch & Co., Inc. (a wholly-owned subsidiary of Bank of America Corporation), Morgan Stanley Smith Barney LLC (part of Citigroup Global Markets, Inc.), the Charles Schwab Corporation and Edward D. Jones & Co., L.P., have collectively garnered a significant percentage of the overall retail financial services industry. Furthermore, we compete with numerous regional and local securities firms, as well as with firms that provide online trading and discount brokerage services, such as E*TRADE Financial Corp., TD Ameritrade Holding Corporation, Charles Schwab & Co. and Fidelity Brokerage Services LLC. Additionally, increasing competition continues from other sources, such as commercial banks, insurance companies, and accounting and consulting firms that have entered the securities industry. We believe that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel, the relative prices of services and products offered, and the reputation of the firm.

In addition to competing for clients, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs, such as Raymond James Financial, Inc. and LPL Financial Services. Historically, Summit Brokerage has relied on the use of both in-house, as well as outside recruiters, together with advertising campaigns designed to attract financial advisors. In January 2011, Summit Brokerage retained the services of Don Shula, the former coach of the Miami Dolphins and a National Football League Hall of Fame Inductee, as its corporate spokesperson for the recruiting of financial advisors. Under certain circumstances, Summit Brokerage may provide, in the form of either forgivable or non-forgivable loans, amounts to newly recruited financial advisors as an incentive for becoming affiliated with the firm. Alternatively, Summit Brokerage may offer newly recruited advisors a higher payout than they would otherwise receive for a limited period of time (e.g., 12 months). Summit Brokerage may also agree to reimburse financial advisors for certain costs incurred by them in connection with their transition to the firm. Forgivable loans are typically amortized over a period of not more than 48 months, while non-forgivable loans are repaid by the financial advisor through the withholding of a certain percentage of the financial advisor’s monthly gross production until the note has been repaid in full. All loans typically require the personal guarantee of the financial advisor. In many instances the amount of loans made available by Summit Brokerage may be less than the amount of loans made available by our competitors, many of whom have greater financial resources than the Company.

We have also not undertaken any significant marketing efforts designed to attract retail clients. Instead, we rely on each financial advisor to attract his/her own clientele, which typically occurs through referrals from other clients. Additionally, many of our financial advisors hold seminars to educate potential clients about various investment opportunities.

Employees

As of March 15, 2012, we employed approximately 70 full-time people, including six executives, 48 others in general staff positions and 16 in sales and sales-related positions (including 11 producing financial advisors). As of March 15, 2012, there were approximately 350 registered representatives licensed with Summit Brokerage, the majority of which are producing financial advisors engaged by us as independent contractors, although approximately 40 are engaged as full-time employees (including approximately 25 in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

The SEC, the self-regulatory organizations, including FINRA, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment advisor, and their registered representatives, employees or officers. Also, new legislation, such as the Dodd-Frank Act (which was enacted in response to, among other things, the factors leading up to the market turmoil of 2008), changes in the rules and regulations promulgated by the SEC or self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisors. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the potential implementation of a more stringent fiduciary standard for broker-dealers and enhanced regulatory oversight of incentive compensation. Compliance with these provisions has resulted in, and is likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented. The stated purpose of much of the regulation of broker-dealers and investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisors.

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

Current and pending regulatory initiatives which may or will have an impact on the manner in which Summit Brokerage conducts its business include, but are not limited to, the following:

•

The requirement that registered representatives operate under a fiduciary standard, as opposed to a suitability standard under which they currently operate. Under a fiduciary standard, registered representatives will not only be required to make certain that all investments are reasonably suited based on such factors as the client’s risk tolerance, financial position and investment objectives, but also put the clients’ interests ahead of their own;

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

In December 2009, the Company entered into two separate lease agreements for office space in Boca Raton, Florida to replace four lease agreements that expired on January 31, 2010. The first lease (“Lease Agreement”) is for 13,554 square feet of office space to house the corporate headquarters for the Company’s operations. The term of the Lease Agreement is from February 1, 2010 through August 31, 2017, with the Company having the option to extend the Lease Agreement for two five-year renewal terms. Initial base rent is approximately $23,719 per month, subject to certain fixed increases over the course of the term, as set forth in the Lease Agreement. The second lease (“Second Lease Agreement”) is for 4,264 square feet of office space to house certain financial advisors. The Second Lease Agreement, which was originally effective as of August 1, 2010, was amended on January 14, 2010 to provide for occupancy effective as of March 1, 2010. The term of the Second Lease Agreement is from March 1, 2010 through August 31, 2013, with the Company having the option to extend the Second Lease Agreement for one four-year renewal term and, subsequently, two five-year renewal terms. Initial base rent is approximately $7,462 per month, subject to certain fixed increases over the course of the term, as set forth in the Second Lease Agreement.

Total rent expense, including month-to-month leases for the years ended December 31, 2011 and 2010, was approximately $630,000 and $689,000, respectively.

Summit Brokerage also leases certain equipment under operating leases, which provide for minimum monthly payments of approximately $1,500 through December 2015.

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

In March 2011, the Company became aware that a financial advisor operating from one of its branch offices may have misappropriated funds. In connection therewith, the Company undertook an investigation, including notifying FINRA. The Company also notified, or attempted to notify, clients of the advisor. The Company also notified its fidelity bond carrier. During 2011, the Company settled with two of the four identified parties representing approximately 95% of the total known loss. The Company was subsequently reimbursed by its fidelity bond carrier. While it is not possible to determine with certainty the outcome of this matter, and in particular whether additional claims may be forthcoming, based on the information currently available to the Company, management is of the opinion the resolution of this matter will not have a material adverse effect on our financial position or operating results

Summit Brokerage is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including FINRA, the SEC, and the various securities commissions of the states and jurisdictions in which we operate and/or have clients. As part of the regulatory process, Summit Brokerage is subject to routine examinations, the purpose of which is to determine its compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that Summit Brokerage has violated certain of these rules and regulations. Where possible, Summit Brokerage endeavors to correct such asserted violations. In certain circumstances, and depending on the nature and extent of the violations, Summit Brokerage may be subject to disciplinary action, including fines. In addition, other aspects of our business, including our investment advisory activities and the sale of insurance products, are subject to regulatory authority, and no assurance can be given that we will not be subject to any form of action, including fines and/or penalties.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded in the over-the-counter market and is currently quoted on the electronic bulletin board under the symbol “SFNS.OB”. The following table represents the range of the high and the low closing prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2011. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	Low	High
Fiscal Quarter Ended
March 31, 2011	$0.75	$0.85
June 30, 2011	$0.67	$0.75
September 30, 2011	$0.60	$0.80
December 31, 2011	$0.62	$0.79

March 31, 2010	$0.38	$0.52
June 30, 2010	$0.49	$0.90
September 30, 2010	$0.80	$1.02
December 31, 2010	$0.70	$0.94

On March 16, 2012, the closing price of our common stock was $0.75 and we had approximately 150 holders of record.

Dividends and Dividend Policy

We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. With respect to our Series A Preferred Stock, we paid or accrued a total of $15,000 in dividends during each of 2011 and 2010, and had accrued dividends of $29,376 as of December 31, 2011 and $26,376 as of December 31, 2010.

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Customer Claims, Litigation and Regulatory Matters. In the normal course of business as a broker-dealer, investment advisor, and insurance agent, we are subject to client-related complaints relating to the manner in which client accounts are handled by our financial advisors. When the complaint relates to the sale of securities, both Summit Brokerage and the client are typically obligated to seek resolution through arbitration. When the complaint is not client-related, or does not relate to the sale of securities, such matters will be resolved pursuant to the terms of the governing agreement or contract or, if no such agreement or contract exists, through an otherwise appropriate forum. The Company maintains various types of insurance to reduce exposure relating to possible claims, including errors and omissions insurance, directors’ and officers’ liability insurance and employment practices liability insurance. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to arbitration or litigation filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. However, it is possible that the actual amounts required to be paid by us will exceed the reserved amount. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and our reserves are inadequate, our income would be reduced. Furthermore, our ability to reasonably estimate the amount of damages that may be assessed may be hampered by the introduction of all lay-person arbitration panels. Industry studies have shown that such panels tend to award larger amounts to clients than those panels upon which at least one industry-associated person sits. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

Valuation of Deferred Tax Assets. We account for income taxes in accordance with U.S. generally accepted accounting principles, which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax assets as of December 31, 2011, which consisted principally of unrecognized stock-based compensation, the amortization of client list and goodwill and the net effect of timing differences, amounted to approximately $1.36 million. We have determined that a valuation allowance at December 31, 2011 was necessary to fully offset such deferred tax asset based on the likelihood of future realization.

Expense Recognition of Employee Stock Options and Warrants. We account for all option and warrant issuances (including those issued to both employees and non-employees of Summit Brokerage) using a fair market value method. In connection therewith, we record, upon the issuance of each option and warrant, unearned stock-based compensation in an amount equal to the number of shares covered by the option or warrant multiplied by the fair value per option or warrant. The amount recorded as unearned stock-based compensation is then amortized over the vesting period of the option or warrant. Consequently, the total expense recognized in the current period represents the amortized portion, if any, of the fair value of all outstanding options and warrants (net of recaptures, if any).

See the notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information concerning our accounting policies.

The following discussion and analysis of our financial condition and results of its operation for the fiscal years ended December 31, 2011 and December 31, 2010 should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Annual Report.

When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those anticipated or projected, including, but not limited to, those set forth in “Factors That May Affect Future Results and Market Price of Our Stock” set forth below.

Certain amounts from the prior periods have been reclassified to conform to the current year’s presentation.

Overview

Summit Financial Services Group, Inc., through its primary operating subsidiary, Summit Brokerage Services, Inc., provides full-service securities brokerage through a network of approximately 290 producing financial advisors serving retail and, to a much lesser extent, institutional client accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities Financial Network in January 2003, our approximately 200 other branch offices are owned and operated by independent owners who maintain appropriate licenses and are responsible for all office overhead and expenses. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%-90%.

Summit Brokerage is registered as a broker-dealer with the SEC, is a member of FINRA, the MSRB, the NFA and SIPC, and is licensed to conduct its brokerage activities in all 50 states, plus the District of Columbia. SFG, our investment advisory firm, is registered or eligible to conduct business as an investment advisor in 38 states and the District of Columbia. SBSIA, our subsidiary insurance agency, directly or through its subsidiary entities, is licensed to sell insurance, or is not required to be so licensed, in all jurisdictions where the Company conducts its brokerage activities.

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

	2011		2010
Insurance related products	$22,730,678	33%	$20,631,883	32%
Investment advisory fees	13,068,786	19	10,931,690	17
Equities	10,305,219	15	12,547,801	19
Mutual funds	10,628,791	16	8,802,474	14
Other commission revenue	6,617,827	10	7,007,556	11
Interest and dividends	1,117,219	2	1,420,504	2
Other	3,647,486	5	3,559,045	5

Total	$68,116,006	100%	$64,900,953	100%

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

In 2011 and 2010, we reported gross revenues and net income of $68.1 million and $1.47 million and $64.9 million and $1.30 million, respectively. During 2011, our revenues and earnings grew as a result of the ability to successfully recruit financial advisors during 2011 and the latter part of 2010, as well as due to an increase in the average production of those financial advisors that had been with us for at least 18 months prior to the end of 2011. Prospectively, we continue to believe that events that trigger the loss of investor confidence, including as a result of economic problems and uncertainty within the European Union, the geopolitical uncertainty of the Middle East, and concerns of a faltering domestic economy, will negatively impact our results of operations. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished.

In addition to the factors described above, our operating results in 2012 and beyond may be negatively impacted by several other factors, including, but not limited to, increased costs required to become compliant with the extensive regulatory reforms recently enacted (as well as proposed reforms), the potential loss of revenue sources related to such regulatory reforms, Summit Brokerage’s decision to focus on expanding its marketing and recruiting efforts, and an overall reduction of margins on an industry-wide basis.

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

Our business plan is focused primarily on increasing our network of affiliated financial advisors, which permits us to expand our base of revenue and our network for the retail brokerage of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch, however, we may evaluate potential acquisitions, including those that would result in acquired financial advisors becoming employees of Summit Brokerage. Historically, Summit Brokerage has recruited offices comprised of between one and three financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we may target larger offices comprised of many financial advisors. Because of the size of these larger offices, we may be required to pay a greater percentage of the offices’ commissions than we would pay to a smaller office. As a result, if we are successful, of which no assurance can be given, we may experience a potential decline in our gross margin percentage.

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

Results of Operation

The following discussion relates to the results of operations for the fiscal year ended December 31, 2011 (“2011”), compared to the results of operations for the fiscal year ended December 31, 2010 (“2010”). All amounts are rounded. Certain amounts from 2010 have been reclassified to conform to the current year presentation. These reclassifications had no impact on the reported net income for 2010.

Comparison of Fiscal Years Ended December 31, 2011 and December 31, 2010

Revenue:

Commission revenue of $63.35 million for 2011 represents an increase of $3.43 million, or 6%, over the $59.92 million of commission revenue reported for 2010. During 2011, our revenues and earnings grew as a result of the ability to successfully recruit financial advisors during 2011 and the latter part of 2010, as well as due to an increase in the average production of those financial advisors that had been with us for at least 18 months prior to the end of 2011.

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

Interest and dividend income decreased by $0.3 million, or 21%, from $1.42 million in 2010 to $1.12 million in 2011. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. For 2011, the percentage paid to Summit by one of its Clearing Brokers was reduced from prior year levels. That same Clearing Broker has informed Summit that beginning in the second quarter of 2012, further reductions will take place. Unless Summit Brokerage is able to offset these decreases with proportionate increases in the balances upon which such amounts are earned, our earnings will be negatively impacted, as was the case in 2011. Furthermore, additional reductions into 2012 and beyond will continue to adversely affect our operating results. A significant reduction in such overall compensation may have a material adverse impact on the Company’s operating results.

Other revenue increased by approximately $90,000, or 3%, from $3.56 million in the 2010 to $3.65 million in 2011. Other revenue represents fees generated by the Company primarily from providing services and administration and acting as a principal in certain fixed income transactions.

Expenses:

Commissions and clearing costs increased to $54.05 million in 2011, representing an increase of $2.08 million, or 4%, over the $51.97 million reported in 2010. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and clearing costs, as a percentage of commission revenue, decreased in 2011 to 85.3% from 86.7% in 2010. Prospectively, we would expect this percentage to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch. In addition to the commission expense we pay to our financial advisors, we also include certain costs that are either billed, or credited, to Summit Brokerage other than those related to clearance and execution.

Employee compensation and benefits increased to $6.24 million in 2011, which represents an increase of $170,000, or 3%, over the $6.07 million reported for 2010. This increase is due primarily to an increase in salaries, which increase was partially offset by a decrease in the costs associated with issuing common stock and equivalents to our employees. For 2011 and 2010, a total of $577,000 and $675,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock-based compensation for employees.

Occupancy and equipment costs decreased to $733,000 in 2011, which represents a decrease of $63,000, or 8%, from the $796,000 reported for 2010. This decrease was due primarily to the elimination during 2011 of duplicative rent expense that the Company was paying for a short period of time during early 2010 on both its old and new headquarters locations.

Communications costs increased by $58,000, or 12%, to $526,000 during 2011 from $468,000 during 2010. This increase in costs was due primarily to enhancements to the Company’s technology infrastructure, including its website.

Depreciation and amortization expense remained relatively constant between the 2011 and 2010.

Other operating expenses include the general and administrative costs incurred by us, to the extent such costs are not included elsewhere. Other operating expenses increased by $270,000, or 8%, to approximately $3.57 million during 2011 from $3.31 million for 2010. During 2011, certain costs that we pay to acquire and retain financial advisors increased by 17%, or $.25 million, to $1.72 million over the $1.47 million incurred in 2010. These increases were partially offset by the decrease in professional fees of 28%, or $132,000, from $469,000 in 2010 to $337,000 in 2011. Insurance costs also decreased, by $20,000, or 3%, from $602,000 in 2010 to $582,000 in 2011. We also include within other operating expenses the costs related to the issuance of common stock and equivalents to our independent financial advisors. For 2011 and 2010, a total of approximately $133,000 and $156,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock-based compensation.

Net Income:

For 2011, we reported net income of $1.46 million, or $0.05 per basic and diluted share. For 2010, we reported net income of $1.30 million, or $0.05 per basic share and $0.04 per diluted share. Our performance in 2011 was positively impacted by an increase in commission revenues, as well as a decrease in the percentage of those commission revenues that we pay to our advisors.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $1.71 million in 2011, compared to $3.36 million during 2010. During 2011, net cash provided by operating activities approximated net income. For 2010, however, net cash provided by operating activities significantly exceeded net income as a result of the net changes in certain balance sheet accounts, as well as certain non-cash items, such as stock-based compensation expense. Cash and cash equivalents increased during 2011 by approximately $1.35 million to approximately $10.79 million.

During 2011, we purchased approximately $192,000 of property and equipment, compared to approximately $503,000 purchased during 2010. The decrease between 2011 and 2010 was due to the Company having completed its move to its new corporate headquarters during 2010. For 2012, the Company does not anticipate incurring significant capital expenditures for furniture, equipment and leasehold improvements.

Financing activities resulted in a net use of cash of approximately $170,000 during 2011. During 2010, financing activities provided net cash of $281,000. The primary reason for the decrease in cash provided by financing activities was the purchase, during 2011, of our common stock from a shareholder for approximately $412,000. During 2011, options were exercised for aggregate consideration of approximately $257,000, which proceeds were partially offset by the payment and accrual of $15,000 in Preferred Stock dividends. This compares with aggregate proceeds from the exercise of options and warrants of $297,000 during 2010, which was partially offset by the payment and accrual of $15,000 in Preferred Stock dividends.

In the normal course of business, we evaluate acquisitions of businesses that complement our business. In connection with any acquisitions, we may issue additional securities, which could result in dilution for existing shareholders.

Inflation. Inflation has not been a major factor in our business since inception. There can be no assurances that this will continue.

Significant Business Relationships

Since 1994, we have had a clearing agreement with First Clearing Corporation, an affiliate of Wells Fargo & Company, to execute securities orders and maintain accounts for clients on behalf of Summit Brokerage and its clients. On March 19, 2008, we entered into a clearing agreement with Pershing LCC (a division of the BNY Mellon) to provide clearing services in addition to First Clearing Corporation. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of services to, our clients could be negatively impacted, which could, in turn, have a material adverse effect on both our revenues and earnings.

Factors That May Affect Future Results and Market Price of Our Stock

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

There can be no assurance that we will continue to operate profitably in the future. Although the Company has reported an after-tax profit in every year but one since 2004, we cannot assure you that we will continue to sustain profitability, or that, even if we generate net income, that our cash flow from operations will be sufficient to allow us to fully execute our strategy for the reasons further described in this Annual Report on Form 10-K.

Our business could be harmed by market volatility, declining investor confidence, declines in general economic conditions and other securities industry risks. As a provider of financial products and services, we are affected by economic and political conditions over which we have no control. These conditions may directly and indirectly impact a number of factors that may be detrimental to our operating results, including reduced investor confidence, a slowdown in economic activity, declining or volatility in interest rates, and changes in volume and price levels of the securities markets. These types of conditions have historically resulted in a reduction in the value and attractiveness of certain types of investments, which will negatively impact our operating results. In periods during major stock market declines, many firms in the securities industry suffer financial losses, and the level of individual investor confidence (and trading activity) decreases after these events. When investor confidence and trading volume is low, our profitability is adversely affected because a portion of our costs do not vary with revenue. For these reasons, severe market fluctuations can have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines and/or greater financial resources might withstand a downturn in the securities industry better than we could.

In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, and in the failure of Summit Brokerage’s clients to fulfill their credit and settlement obligations. Summit Brokerage permits its clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these loans, Summit Brokerage may lose money on these margin transactions because it is required to indemnify its Clearing Brokers. This may cause Summit Brokerage to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults. Furthermore, a tightening of credit, or a change in the requirements related to the use and maintenance of margin accounts, could result in a reduction in the number of brokerage transactions executed by Summit Brokerage clients. The resulting lack of available credit, including as a result of a lack of confidence in the financial markets, could have a material adverse effect on Summit Brokerage’s financial condition and results of operations, as well as its access to capital.

We receive additional compensation from certain product vendors (e.g., insurance companies and mutual funds), which amounts are used to offset the costs associated with, among other things, our sponsored meetings of our financial advisors. For 2012, we expect many of such vendors to reduce or eliminate such additional compensation. Depending on the amount of such reduction or elimination of such payments, our operating results would be negatively impacted.

In addition to the factors described above, our operating results in 2012 and beyond may be negatively impacted by several other factors, including, but not limited to, increased costs required to become compliant with the extensive regulatory reforms recently enacted (as well as proposed reforms), the potential loss of revenue sources related to such regulatory reforms, Summit Brokerage’s decision to focus on expanding its marketing and recruiting efforts, and an overall reduction of margins on an industry-wide basis.

We believe that the factors that have affected both the economy, in general, and the financial markets, in particular, during 2010 and 2011 may continue for the foreseeable future, and that the Company’s operating results may be negatively impacted as a result thereof.

Our earnings can be negatively impacted by declining interest rates and yields. Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields have declined, so has the amount that Summit Brokerage receives. For 2011, the percentage paid to Summit by one of its Clearing Brokers was reduced from prior year levels. That same Clearing Broker has informed Summit that beginning in the second quarter of 2012, further reductions will take place. Unless Summit Brokerage is able to offset these decreases with proportionate increases in the balances upon which such amounts are earned, our earnings will be negatively impacted, as was the case in 2011. Furthermore, additional reductions into 2012 and beyond will continue to adversely affect our operating results. A significant reduction in such overall compensation may have a material adverse impact on the Company’s operating results.

We operate in a highly regulated industry and compliance failures could adversely affect our business. The securities industry in the jurisdictions in which we operate is subject to extensive regulation covering all aspects of the securities business. The SEC, the self-regulatory organizations, including FINRA, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment advisor, and their registered representatives, employees or officers. Additionally, certain regulatory agencies have the ability to limit our growth by restricting the number of offices, or financial advisors, that we can add, as well as require that Summit Brokerage maintain a certain amount of regulatory capital. Furthermore, new legislation, such as the Dodd-Frank Act, changes in the rules and regulations promulgated by the SEC or self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisors. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the potential implementation of a more stringent fiduciary standard for broker-dealers and enhanced regulatory oversight of incentive compensation. Compliance with these provisions has resulted in, and is likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented. The stated purpose of much of the regulation of broker-dealers and investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisors. As part of the regulatory process, broker-dealers and investment advisors are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment advisor being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment advisor may be required to pay a fine and/or be subject to other forms of disciplinary action. In the past, Summit Brokerage has been required to pay a fine for certain violations, and no assurance can be given that the firm will not be subject to future fines or other forms of disciplinary action. For 2012 and beyond, we believe that the various regulatory agencies will seek to assess increasing fines and penalties by seeking to identify more instances of non-compliance, lowering the threshold of materiality upon which the decision to assess a fine or penalty is made (versus another form of disciplinary action), and increasing the amount of the fine (for a particular violation) over what was assessed in prior years. In those instances where Summit Brokerage is informed of a potential violation by an examining regulatory authority, it endeavors to correct such violations as soon as is practicable.

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

There is considerable fluctuation during any year and from year-to-year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Compliance and operations personnel monitor operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. A significant increase in the number of transactions that we process may increase the likelihood of such failures if we are not able to maintain an adequate supervisory infrastructure.

As a broker-dealer, we are limited in the manner in which we can receive compensation for the services we provide. Currently, Summit Brokerage receives 12b-1 fees, or trail commissions, related to the sale of mutual fund shares. The SEC is currently reviewing its policies with respect to such payments. In the event the SEC was to limit the ability of Summit Brokerage to receive such fees, our revenues and earnings would be negatively impacted. Additionally, the Department of Labor, which promulgates rules related to retirement plans, is considering eliminating commissions and 12b-1 fees on qualified retirement accounts, including IRAs.

Summit Brokerage is also subject to rules and regulations related to the prevention and detection of money laundering. The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. Financial institutions subject to the PATRIOT Act generally must have anti-money laundering procedures in place, implement specialized employee training programs, designate an anti-money laundering compliance officer and are audited periodically by an independent party to test the effectiveness of compliance. We have established policies, procedures and systems designed to comply with these regulations. Failure to comply with these rules could subject Summit Brokerage to disciplinary sanctions or other penalties.

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

We face substantial competition that could reduce our market share and harm our financial performance. All aspects of our business are highly competitive. We compete directly with national and regional full-service broker-dealers and, to a lesser extent, with discount brokers, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. As a result of this and other factors, the gross margins of those companies operating within our industry, including Summit Brokerage, have faced significant downward pressure.

These mergers and acquisitions have increased competition from these firms, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition to continue from commercial banks that have expanded into the brokerage business. We also compete with others in the financial services industry in recruiting financial advisors and new employees, as well as retaining current personnel (including senior members of management), and we could be adversely affected in the event we were to lose financial advisors who either individually or in the aggregate account(s) for a significant percentage of our revenues. Furthermore, a trend in the independent brokerage industry is to provide upfront amounts (in the form of either forgivable or non-forgivable loans) to newly recruited financial advisors as an incentive to become affiliated with a broker-dealer. Alternatively, Summit Brokerage may offer newly recruited advisors a higher payout than they would otherwise receive for a limited period of time (e.g., 12 months). Although Summit Brokerage typically offers such incentives, its ability to fully execute its growth strategy could be adversely impacted should those firms against whom we compete offer financial incentives: (i) beyond what we are able to offer based on our financial resources, or (ii) that, in general, do not make economic sense based on our current cost and operating structure, or in the event any such incentives are limited in the future by regulatory action. Furthermore, the provision of upfront amounts, including higher payouts, may have an adverse effect on our operating results and our working capital. In addition to providing upfront amounts, many of our competitors offer commission payout rates in excess of the rates Summit Brokerage currently offers. As a result, we may not be able to attract and/or retain those financial advisors interested in receiving a greater percentage of the commissions and fees they generate. Should we elect to increase our payout rates to our financial advisors, our operating margins could be negatively impacted. Furthermore, should we elect to increase the amount of upfront money that we pay, our results could be negatively impacted if the advisors receiving such upfront money leave and Summit is unable to collect any unamortized balance, or such advisors remain with Summit but generate significantly less production than the production upon which the upfront payment was based. An increase in upfront amounts will also potentially negatively impact our results because the Company will be required to recognize greater amortization expense.

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

In connection with our recruiting efforts, we rely significantly on the extensive relationships developed by senior management, resulting from their years of involvement in the financial services industry. We also rely on referrals, the use of both in-house and outside recruiters and targeted advertising. We cannot assure that these recruiting efforts will be successful or, if successful, that they will enhance our business, results of operations, or financial condition. We also cannot assure that profit generated by recruited financial advisors will exceed the costs incurred to recruit such financial advisors, including, but not limited to, recruiter salaries, overrides (to both in-house, as well as outside recruiters), marketing and advertising costs, and upfront amounts paid to financial advisors.

Competition for key personnel is intense. We cannot assure that losses of key personnel due to such competition, or for other reasons, will not occur in the future. The loss of any key employee, particularly Marshall T. Leeds, could have a material adverse effect on our operating results. We currently maintain key man life insurance on Mr. Leeds in the amount of $3,000,000, although there can be no assurance that we will be able to renew this policy on terms that are acceptable.

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

The Company has agreed to reimburse Mr. Leeds for the tax liability incurred by him in connection with the disposition of certain common stock equivalents issued to him by the Company. In the event this obligation was triggered by an acquisition of the Company, the amount that would otherwise be available to the Company’s shareholders would be reduced. See “Employment Agreements.”

We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and/or investment advisors. Net capital is the net worth of a broker-dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead to Summit Brokerage and/or the Company being liquidated. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and that require prior notice to the SEC and FINRA for certain capital withdrawals. If such net capital rules are changed or expanded, or if there is an unusually large charge or charges against our net capital (including as a result of Summit Brokerage’s obligation to indemnify our Clearing Brokers or as a result of a judgment levied against the Firm), we might be required to limit or discontinue those portions of our business that require us to maintain certain net capital levels. A large operating loss or charge(s) against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital equal to the greater of: (i) $250,000 or (ii) 6.67% of aggregate indebtedness. As of December 31, 2011, Summit Brokerage had net capital of approximately $3.7 million and excess net capital of approximately $3.4 million, as computed under SEC Rule 15c3-1. Historically, amounts of capital in excess of what the Company’s board of directors have deemed necessary to support Summit Brokerage’s operations have been upstreamed to the Company, thereby reducing the amount of net capital in Summit Brokerage. The Company intends to continue this policy in the future.

The Company’s operating results and financial position are directly related to the activities of its principal operating subsidiary. The Company serves as a holding company for Summit Brokerage, its principal operating subsidiary. Any factors that may negatively affect Summit Brokerage’s financial results or ability to execute its business strategy, including as a result of any regulatory restrictions, will have an adverse effect on the Company and its prospects.

Our strategy of reinvesting our profits may adversely impact future earnings. The Company has determined that its long-term growth strategy can best be maximized through the reinvestment of a portion of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors, and the issuance of stock options to financial advisors. Additionally, should we elect to increase the amount of upfront money that we pay, our results could be negatively impacted if the advisors receiving such upfront money leave and Summit is unable to collect any unamortized balance, or such advisors remain with Summit but generate significantly less production than the production upon which the upfront payment was based. An increase in upfront amounts will also potentially negatively impact our results because the Company will be required to recognize greater amortization expense. As a result, the Company’s future earnings may be negatively impacted.

Our growth has placed significant demands on our management and other resources and is likely to continue. To manage the currently anticipated growth of our business, we will need to attract, hire and retain highly skilled and motivated officers, employees and financial advisors. In particular, we expect that a need for increased staffing will continue for service personnel to support any expansion of our branch offices. We will also need to continue improving our existing systems, and/or implement new systems, for transaction processing, operational, compliance and financial management and training, and integrating and managing our growing employee and affiliate base. We cannot assure you that we will be able to attract the employees and consultants or conduct the improvements necessary to manage this growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

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

We may not be able to grow as planned. As part of our long-term growth strategy, we recruit individual financial advisors (or groups of financial advisors) and we evaluate the acquisition of other firms or assets that could complement or expand our business in attractive service markets or that could broaden our client relationships. We cannot assure you that we will be successful in our recruiting efforts or that we will be able to identify suitable acquisition candidates available on terms that are acceptable to us, or that we will be able to consummate any acquisition (see additional risk factors set forth in this Annual Report on Form 10-K). Additionally, our ability to grow may be limited by applicable regulation. Furthermore, even if our recruiting efforts are successful, our revenues, and therefore our profitability, may be affected by a number of factors beyond our control, including a decline in investor confidence.

Future acquisitions may increase our leverage or cause dilution of existing shareholders’ interests. We anticipate that our growth strategy, which includes recruiting financial advisors and/or the acquisition of assets of other firms, may necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing could limit our ability to grow. In addition, issuing securities, including stock options, in connection with acquisitions, or the hiring or retention of financial advisors and other personnel may have a dilutive effect on the equity interests of our shareholders.

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

Our exposure to possible litigation could adversely affect our business. From time to time, we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other lawsuits that generally seek substantial damages, including, in some cases, punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain errors and omissions insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the coverage for any particular claim (if covered at all) will be limited, and the amount of any liability may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Consequently, any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results. During 2010 and 2011, several brokerage firms were forced to cease operations as a result of disputes with their errors and omissions insurance carriers regarding the extent of available coverage. For 2012 and beyond, we expect that the cost of errors and omissions insurance will increase significantly.

With respect to litigation to which the Company is currently a party to, it is not possible to determine with certainty the outcome of such proceedings, although we believe that the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Furthermore, given the significant decline in the major market indices that began in the second half of 2008 and the resulting reduction in the value of investments (including those investments that historically have been considered safe and conservative), no assurance can be given that the Company may not be subjected to a potentially significant increase in the number of proceedings to which it may be named as a party. In addition, our business may be negatively impacted if any of our financial advisors engage in dishonest activities. In March 2011, the Company became aware that a financial advisor operating from one of its branch offices may have misappropriated funds. In connection therewith, the Company undertook an investigation, including notifying FINRA. The Company also notified, or attempted to notify, clients of the advisor. The Company also notified its fidelity bond carrier. During 2011, the Company settled with two of the four identified parties representing approximately 95% of the total known loss. The Company was subsequently reimbursed by its fidelity bond carrier. It currently is not possible to determine with certainty the outcome of this matter, and in particular whether additional claims may be forthcoming. Such future claims, although currently unknown, may potentially have a material adverse effect on our financial position or operating results should they arise and are not covered by, or exceed the coverage available through, our fidelity bond.

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

We rely on third-party vendors to provide services that are an integral part of our business. As a fully disclosed broker-dealer, we rely on our Clearing Brokers to provide a number of operations and support functions that we cannot provide internally. If our relationship with one or both of our Clearing Brokers were to be terminated or become impaired, our business could be materially adversely impacted unless we were able to utilize the services of another clearing firm. Even if we were to develop such other relationships, our business could be adversely impacted if we were unable to obtain terms as favorable as those currently in place. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of services to, our clients could be negatively impacted, which could, in turn, have a material adverse effect on both our revenues and our earnings.

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk. The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than what the historical measures indicate (especially during periods of market volatility and waning investor confidence). Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure that our policies and procedures will effectively and accurately record and verify this information.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we are able to evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments, including dishonest activity by a financial advisor or the management of a company in which Summit Brokerage’s clients held a large position, can have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to increases in our credit risk to clients, as well as to third parties, and increases in general systemic risk.

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

We depend on our headquarters and operations center for continued operation of our business. A disaster directly affecting our headquarters and operations center, as well as that of one or both of our Clearing Brokers, may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster. In addition, insurance and other safeguards might only partially reimburse us for our losses. Furthermore, we rely on third parties to perform certain back office and trade execution functions on our behalf. In the event these third parties are unable to provide these services, including, as a result of a natural disaster or such other event which results in an interruption of their business activities, our operations could be materially negatively impacted.

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

Additional capital may dilute current shareholders. In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities, and debt securities that are convertible into common stock, or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which could, in turn, result in a dilution of the equity ownership interests of existing shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock. Furthermore, issuances of options or warrants, including issuances of stock options to our financial advisors and employees, may also significantly dilute our current shareholders.

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

Our preferred stock may cause further dilution. Our Amended and Restated Articles of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of undesignated preferred stock, with such rights and preferences as may be determined from time to time by our Board of Directors without further shareholder approval. The Company designated 150,000 shares, and issued to investors 125,000 shares, of such preferred stock as its Series A Preferred Stock. Consequently, we have 4,850,000 shares of authorized shares of preferred stock that may be sold in the future and that can, at the discretion of our Board of Directors, be designated as other series of preferred stock, with dividend and liquidation preferences that are senior, and not available to, the holders of our common stock. In the event that we issue additional preferred stock, the holders of such stock, as well as the Series A Preferred Stock, shall be entitled to receive dividends and distributions prior to their receipt by the holders of our common stock. Thus, holders of common stock could realize less than the amount of dividends and/or distributions to which they may otherwise be entitled.

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2011(the end of the fiscal year covered by this Annual Report).

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

Our management performed an assessment as of December 31, 2011 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fourth fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Title
Marshall T. Leeds	56	Chairman of the Board, Chief Executive Officer and President
Steven C. Jacobs	51	Executive Vice President, Chief Financial Officer, Secretary and Director
Sanford B. Cohen	54	Director
Paul D. DeStefanis	51	Director
William L. Harvey	56	Director

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

The following table sets forth all compensation awarded to, earned by, or paid by the Company during the fiscal years ended December 31, 2011, and 2010 to our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)		Option Awards ($) (f)		Non-equity Incentive Plan Compensation ($) (g)		Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Marshall T. Leeds,	2011	$303,889	$—		$—		$543,150	(1)	$400,000	(2)	$—	$24,190	(3)	$1,271,229
Chairman of the Board, Chief Executive Officer and President	2010	$289,406	$—		$549,096	(4)	$262,778	(5)	$408,164	(6)	$—	$23,509	(3)	$1,532,953

Steven C. Jacobs,	2011	$210,905	$56,194	(7)	$—		$37,967		$—		$—	$20,761	(8)	$325,827
Executive Vice President, Chief Financial Officer, Secretary and Director	2010	$188,451	$45,000	(7)	$—		$39,046		$—		$—	$20,319	(8)	$292,816

(1)	Includes $505,183 attributable to the value of options issued in connection with the employment agreement Mr. Leeds entered into in July 2011. See “Employment Agreements.”
(2)	Represents that amount of non-discretionary bonus accrued in 2011 but not paid until 2012.
(3)	Includes an automobile allowance, employee benefits in the form of health and other insurance, and club dues.
(4)	Represents the value of deferred stock shares awarded in January 2010. See “Employment Agreements.”
(5)	Includes $223,732 attributable to the value of options cancelled and replaced in January 2010. See “Employment Agreements.”
(6)	Includes $389,558 of non-discretionary bonus amounts accrued in 2010, a portion of which was also paid in 2010.
(7)	Represents a discretionary bonus
(8)	Includes an automobile allowance and employee benefits in the form of health and other insurance.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options; stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2011.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Marshall T. Leeds	2,800,000	—	(9)		$0.50	12/31/2019	2,800,000
	40,000	—	(1)		$0.40	12/31/2014
	40,000	—	(2)		$0.28	12/31/2015
	40,000	—	(3)		$0.35	12/31/2013
	705,252	—	(4)		$0.32	1/1/2017
	705,252	—	(4)		$0.35	1/1/2017
	40,000	—	(5)		$0.70	12/31/2014
	30,000	10,000	(6)		$0.50	12/31/2015
	40,000	40,000	(7)		$0.52	12/31/2016
	21,250	63,750	(8)		$0.80	12/31/2017
	1,304,583	—	(11)		$0.75
	—	90,000	(10)		$0.85	12/31/2018

	5,766,337	203,750					2,800,000	—	—	—

Steven C. Jacobs	20,000	—	(1)		$0.50	3/22/2012
	25,000	—	(1)		$0.50	8/2/2012
	600,000	—	(1)		$0.45	8/7/2013
	5,000	—	(1)		$0.50	12/22/2013
	40,000	—	(1)		$0.40	12/31/2013
	44,000	—	(1)		$0.40	6/1/2014
	6,500	—	(1)		$0.40	12/31/2014
	40,000	—	(1)		$0.40	12/31/2014
	40,000	—	(2)		$0.28	12/31/2015
	10,000	—	(2)		$0.28	12/31/2015
	40,000	—	(3)		$0.35	12/31/2013
	250,000	—	(3)		$0.32	12/31/2013
	250,000	—	(3)		$0.35	12/31/2013
	40,000	—	(5)		$0.70	12/31/2014
	30,000	10,000	(6)		$0.50	12/31/2015
	40,000	40,000	(7)		$0.52	12/31/2016
	21,250	63,750	(8)		$0.80	12/31/2017
		90,000	(10)		$0.85	12/31/2018

	1,501,750	203,750					—	—	—	—

(1)	Options were fully vested as of December 31, 2005.
(2)	Options vest 25% on 12/31/06, 12/31/07, 12/31/08 and 12/31/09.
(3)	Options vest 25% on 12/31/07, 12/31/08, 12/31/09 and 12/31/10.
(4)	Options vest 33.3% on 1/1/08, 1/1/09 and 1/1/10.
(5)	Options vest 25% on 12/31/08, 12/31/09, 12/31/10 and 12/31/11.
(6)	Options vest 25% on 12/31/09, 12/31/10, 12/31/11 and 12/31/12.
(7)	Options vest 25% on 12/31/10, 12/31/11, 12/31/12 and 12/31/13.
(8)	Options vest 25% on 12/31/11, 12/31/12, 12/31/13 and 12/31/14.
(9)	On January 14, 2010, the Company cancelled options to acquire 5,600,000 shares in consideration, in part, for the issuance of immediately exercisable options to acquire 2,800,000 shares of common stock at an exercise price of $.50, together with 2,800,000 shares of deferred stock, under our 2006 Incentive Compensation Plan. See “Employment Agreements.”
(10)	Options vest 25% on 12/31/12,12/31/13, 12/31/14 and 12/31/15
(11)	On July 6, 2011, the Company and Mr. Leeds entered into a new employment agreement providing for the issuance to Mr. Leeds of an option to acquire up to 1,304,583 shares of common stock at an exercise price of $0.75 per share. The options vest 20% on 12/31/12, 12/31/13, 12/31/14, 12/31/15 and 12/31/16.

Director Compensation

The following table sets forth certain information concerning compensation paid to our outside directors during the year ended December 31, 2011:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
William L. Harvey	$12,400		$44,107	(1)				$56,507
Paul D. DeStefanis	2,400		39,464	(2)				41,864
Sanford B. Cohen	2,400		39,464	(3)				41,864

	$17,200	$—	$123,035		$—	$—	$—	$140,235

(1)	As of December 31, 2011, Mr. Harvey beneficially owned options covering 585,000 shares of the Company’s common stock, all of which had vested. Mr. Harvey was also granted an option, on January 3, 2012, for an additional 95,000 shares, which options vested immediately upon issuance.
(2)	As of December 31, 2011, Mr. DeStefanis beneficially owned options covering 520,000 shares of the Company’s common stock, all of which had vested. Mr. DeStefanis was also granted an option, on January 3, 2012, for an additional 85,000 shares, which options vested immediately upon issuance.
(3)	As of December 31, 2011, Mr. Cohen beneficially owned options covering 560,000 shares of the Company’s common stock, all of which had vested. Mr. Cohen was also granted an option, on January 3, 2012, for an additional 85,000 shares, which options vested immediately upon issuance.

In serving on our Board, non-employee directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Non-employee directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the audit committee. In connection with their service to the Company in 2011, each non-employee director received an option for 85,000 shares of common stock at an exercise price equal to the price of our common stock at date of grant. The Chairman of the audit committee receives options for an additional 10,000 shares on the same terms and conditions as the other option awards described herein provided to all outside directors. Beginning in 2010, all non-employee directors also receive additional compensation of $1,000 per year in addition to the per-meeting amounts described herein.

Equity Compensation Plan Information

The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan, the 2006 Incentive Compensation Plan, and non-plan equity compensation agreements as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved By Shareholders	20,877,638	(1)	$0.50	2,962,519	(2)
Equity Compensation Plans Not Approved by Shareholders	400,000	(3)	$0.45	-0-

Total	21,277,638		$0.50	2,962,519	(2)

(1)	Includes 1,840,154 shares subject to outstanding options under the 2000 Incentive Compensation Plan, 15,678,484 shares subject to outstanding options under the 2006 Incentive Compensation Plan, 2,800,000 shares of deferred stock issued under the 2006 Incentive Compensation Plan as part of a transaction in which the Company cancelled certain non-plan options for 5,600,000 shares in consideration, in part, for the issuance of immediately exercisable options to acquire 2,800,000 shares of common stock at an exercise price of $.50, together with 2,800,000 shares of deferred stock. Also includes warrants entitling the holders thereof to acquire up to 559,000 shares of common stock. See “Employment Agreements.”
(2)	Represents shares available for award grants under the 2006 Incentive Compensation Plan as of December 31, 2010.
(3)	Includes 400,000 shares subject to non-plan option agreements outstanding as of December 31, 2011. See “Equity Compensation Plans Not Approved by Shareholders—Options”

Equity Compensation Plans Not Approved by Shareholders—Options. The equity compensation plans not approved by shareholders consist of 400,000 shares of the Company’s common stock issuable upon exercise of options granted between 2000 and 2003 at an exercise price of $0.45 per share, all of which were vested as of December 31, 2006. The options have a ten-year term. The optionee may pay the exercise price with respect to their options either in cash, by check, with already owned shares of common stock of the Company that have been held by the optionee for at least six (6) months (or such other shares as will not cause the Company to recognize for financial accounting purposes a charge for compensation expense), or such other manner as provided in the agreements or as may otherwise be determined by the Company. The option agreements provide for appropriate adjustment of the number of shares subject to the options and the exercise price of the options in the event of any increase or decrease in the number of issued and outstanding shares of the Company’s capital stock resulting from a stock dividend, a recapitalization or other capital adjustment of the Company. The Company has discretion to make appropriate anti-dilution adjustments to outstanding options in the event of a merger, consolidation or other reorganization of the Company, or a sale or other disposition of substantially all of the Company’s assets. The options are not assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of the optionee, an option is exercisable only by the optionee. In general, the vested portion of an option must be exercised within 90 days from disassociation with the Company.

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

On July 6, 2011, we entered in to a new employment agreement (the “Agreement”), with Marshall T. Leeds, our Chairman of the Board, Chief Executive Officer, and President. The Agreement supersedes our prior employment agreement with Mr. Leeds, and will become effective on January 1, 2012, upon the expiration of the term of the current employment agreement with Mr. Leeds (with the exception of certain specified provisions in the Agreement which became effective on July 6, 2011). The Agreement will expire on December 31, 2016, with successive one-year automatic renewal terms, unless earlier terminated in accordance with the Agreement.

In accordance with the terms of the Agreement, Mr. Leeds will receive, beginning on January 1, 2012, a base annual salary of $500,000 (subject to yearly increases equal to the greater of 3% or the yearly increase in the Consumer Price Index, but in no case more than 5%), together with a non-discretionary bonus equal to 10% of the Company’s Earnings (as such term is defined in the Agreement), and which bonus is subject to a yearly limitation of $500,000 in 2012, $600,000 in 2013, $700,000 in 2014, $800,000 in 2015 and $900,000 thereafter. Mr. Leeds also was issued on July 6, 2011, seven year options to acquire up to an aggregate 1,304,583 shares of the Company’s Common Stock at an exercise price of $.75, which options will vest in equal annual installments over a five-year period of time, commencing December 31, 2012.

Among other things, the Agreement also provides that Mr. Leeds would receive a one-time payment, ranging from 100% to 200% of his then-in-effect base salary, in the event certain conditions are met with respect to a change of control, as defined in the Agreement. Mr. Leeds would also be entitled under the Agreement to certain compensation in the event Mr. Leeds’ employment is terminated without cause or for good reason, as defined in the Agreement.

2006 Incentive Compensation Plan

On December 13, 2006, the Company’s shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to the 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (SARs), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan was increased from 12,000,000 to 22,000,000 during 2010. The 2006 Plan imposes individual limitations on the amount of certain awards, in part, to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other Company obligations, and other stock-based awards granted to any one participant may not exceed 2,000,000 shares for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000. The Board of Directors or Committee administering the 2006 Plan is authorized to adjust the limitations described above and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The Board of Directors or Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles. As of December 31, 2011, the Company had issued, or committed to issue, options and deferred stock shares entitling the holders thereof to acquire up to 19.04 million shares under the 2006 Plan, leaving a total of 2.96 million shares available for future grants. See “Employment Agreements.”

2000 Incentive Compensation Plan

Our 2000 Incentive Compensation Plan (the “Plan”), which was superceded by our 2006 Plan, was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provided for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. As of December 31, 2011, the Company had issued options entitling the holders thereof to acquire up to 1.84 million shares under the Plan. The exercise prices of the options range from $0.28 per share to $1.00 per share, with all options having vesting in their entirety as of December 31, 2011.

Options Granted Outside of Our 2000 Incentive Compensation Plan and 2006 Incentive Compensation Plan

As of December 31, 2011, we had options outstanding allowing the holders thereof to purchase an aggregate of approximately 400,000 shares of common stock with an exercise price of $0.45. During 2010, options (which were initially issued outside of our Plan) to acquire up to 5,600,000 shares of common stock at an exercise price of $.25 per share were cancelled in consideration, in part, for the issuance of options to acquire 2,800,000 shares of common stock at a price of $0.50 per share (expiring on December 31, 2019), together with 2,800,000 shares of deferred stock under our 2006 Plan. See “Employment Agreements.”

All other non-plan options have a term of ten years from the date of grant, unless otherwise terminated in accordance with their terms. In general, options granted outside the plans must be exercised within 90 days of an employee’s disassociation from the Company. All outstanding options granted outside of our plans were exercisable as of December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 15, 2012 with respect to the beneficial ownership of common stock by: (i) each Named Executive Officer; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Benefit Ownership		Percent of Class (2)
Common Stock	Marshall T. Leeds	11,741,754	(3)	36.9%
Common Stock	Steven C. Jacobs	1,941,750	(4)	6.8%
Common Stock	Sanford B. Cohen	645,000	(5)	2.4%
Common Stock	Paul D. DeStefanis	805,000	(6)	3.0%
Common Stock	William L. Harvey	680,000	(7)	2.5%
Common Stock	Antares Capital Fund III Limited Partnership(8)	4,000,000		15.1%
Common Stock	The Equity Group Inc. Profit Sharing Plan & Trust(9)	1,600,000		6.0%
Common Stock	All executive officers and directors as a group (5 persons)	15,813,504	(10)	44.3%

(1)	Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432.
(2)

Based on 26,534,059 shares outstanding on March 15, 2012, and additional shares deemed to be outstanding as to a particular person, in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable or convertible within 60 days of the date of March 15, 2012, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Includes: (a) 6,480,000 shares of common stock, (b) 800,000 vested deferred stock shares, and (c) 4,461,754 shares issuable pursuant to stock options exercisable within the next 60 days.
(4)	Includes 1,501,750 shares issuable pursuant to stock options exercisable within the next 60 days and 440,000 shares issuable pursuant to currently exercisable warrants.
(5)	Includes 645,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(6)

Includes 605,000 shares issuable pursuant to stock options exercisable within the next 60 days. Also includes 200,000 shares of common stock owned of record by Mr. DeStefanis and his spouse as tenants by the entireties, and with respect to such shares, Mr. DeStefanis and his wife share voting and investment power.

(7)	Includes 680,000 shares issuable pursuant to stock options exercisable within the next 60 days.
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

(10)	Includes 9,133,504 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days, as well as vested deferred stock shares.

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

There were no related-party transactions during the years ended December 31, 2011 or December 31, 2010.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Moore Stephens Lovelace, P.A., our principal accountants, billed us an aggregate of $85,900 and $83,000 for each of the fiscal years ended December 31, 2011 and 2010, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q and/or Form 10Q-SB during such fiscal years, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during such fiscal years.

Audit Related Fees

Our principal accountants billed us $1,920 and $2,923 for audit-related fees in each of the fiscal years ended December 31, 2011 and 2010 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements. Fees included attendance at our annual shareholder meeting and miscellaneous consultations during the course of the year.

Tax Fees

Our principal accountants billed us $8,700 and $11,742 for fees and expenses for services performed relating to tax compliance, tax advice or tax planning in each of the fiscal years ended December 31, 2011 and 2010.

All Other Fees

Our principal accountants billed us $650 and $1,700 for all other fees in the fiscal years ended December 31, 2011 and 2010 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors were authorized to perform audit services for the fiscal year ended 2011 by our Board of Directors and the Company’s Chief Executive Officer and Chief Financial Officer. Moore Stephens Lovelace, P.A. was appointed by our audit committee as our independent auditors for purposes of auditing and reviewing our financial statements for 2011. Our principal auditors informed our audit committee of the scope and nature of each service to be provided. During the year ended December 31, 2011, all services and fees rendered by Moore Stephens Lovelace, P.A. were approved by our audit committee in advance of providing such services.

Item 15.	Exhibits and Financial Statement Schedules

A. Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-K.

Number	Name

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment to Amended and Restated Articles of Incorporation (9)

3.3	Bylaws (1)

10.1	2000 Incentive Compensation Plan, as amended (6)

10.2	2000 Incentive Compensation Plan, as amended on June 22, 2005 (7)

10.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (2)

10.9	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (3)

10.10	Form of Warrants dated effective March 19, 2003 (4)

10.11	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective March 19, 2003 (6)

10.12	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective April 11, 2003 (6)

10.13	Stock Purchase Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (5)

10.14	Supplemental Letter between Summit Brokerage Services, Inc., Antares Capital Fund III Limited Partnership, and Marshall T. Leeds, dated April 11, 2003 (5)

10.15	Registration Rights Agreement between Summit Brokerage Services, Inc. and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (5)

10.16	Co-Sale and Voting Rights Agreement between Marshall T. Leeds and Antares Capital Fund III Limited Partnership, dated April 11, 2003 (5)

10.17	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #310 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.18	Lease Agreement between Summit Brokerage Services, Inc. and 980 Associates dated June 25, 2003 and commencing February 1, 2004 for Suite #311 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.19	Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.20	Addendum to the Lease Agreement between Summit Financial Services Group, Inc. and 980 Associates dated March 22, 2005 and commencing February 1, 2005 for Suites #110 and #233 of 980 N. Federal Highway, Boca Raton, Florida (8)

10.21	Lease Agreement between Summit Brokerage Services, Inc. and GLL BVK Properties, L.P. dated December 8, 2009 and commencing February 1, 2010 for Suites 500 and 240 of 595 S. Federal Highway, Boca Raton, Florida (12)

10.22	Employment Agreement between the Company and Marshall T. Leeds, dated January 1, 2007 (10)

10.23	2006 Incentive Compensation Plan (9)

10.24	Fully Disclosed Clearing Agreement of First Clearing, LLC, dated October 26, 2007 (11)

10.25	Fully Disclosed Clearing Agreement of Pershing, LLC, dated March 19, 2008 (11)

14.1	Code of Ethics for the CEO and Senior Financial Officers (11)

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(2)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended March 31, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(3)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(5)	Incorporated by reference to the Form 8-K filed on April 21, 2003 by Summit Brokerage Services, Inc., file no. 0-29337.
(6)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.
(7)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2005, filed on August 15, 2005, file no. 0-29337.

(8)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005 filed March 31, 2006, file no. 0-29337.
(9)	Incorporated by reference to the Registrant’s Form 14A as filed on November 24, 2006, file no. 0-29337.
(10)	Incorporated by reference to the Form 8-K filed on January 4, 2007 by Summit Financial Services Group, Inc., file no. 0-29337.
(11)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007, filed March 31, 2008, file no. 0-29337.
(12)	Incorporated by reference to Registrant’s Form 8-K filed on December 10, 2009 by Summit Financial Services Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Summit Financial Services Group, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL SERVICES GROUP, INC.

/S/ MARSHALL T. LEEDS
Marshall T. Leeds
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: March 30, 2012

/S/ STEVEN C. JACOBS
Steven C. Jacobs
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: March 30, 2012

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARSHALL T. LEEDS Marshall T. Leeds	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 30, 2012

/S/ STEVEN C. JACOBS Steven C. Jacobs	Executive Vice President, Chief Financial Officer, and Secretary (principal financial officer)	March 30, 2012

/S/ PAUL D. DESTEFANIS Paul D. DeStefanis	Director	March 30, 2012

/S/ WILLIAM L. HARVEY William L. Harvey	Director	March 30, 2012

/S/ SANFORD B. COHEN Sanford B. Cohen	Director	March 30, 2012

SUMMIT FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Summit Financial Services Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants
Orlando, Florida
March 30, 2012

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and cash equivalents	$10,786,669	$9,439,672
Deposits held at clearing brokers	128,779	128,736
Commissions receivable, net	1,865,118	1,272,677
Notes receivable, net	388,841	432,782
Other receivables	445,676	323,514
Securities owned, at fair value	8,587	16,605
Prepaid expenses and other assets	791,401	666,059
Property and equipment, net	546,821	538,217
Goodwill	500,714	500,714

Total assets	$15,462,606	$13,318,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,150,638	$1,572,213
Accrued commissions expense	2,475,754	2,915,607

Total liabilities	4,626,392	4,487,820

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 26,548,971 issued and 26,534,059 outstanding at December 31, 2011; 26,821,597 issued and 26,806,685 outstanding at December 31, 2010	2,656	2,683
Additional paid-in capital	13,122,572	12,342,284
Unearned stock-based compensation	(1,942,657)	(1,717,512)
Treasury stock, 14,912 shares, at cost	(10,884)	(10,884)
Accumulated deficit	(335,486)	(1,785,428)

Total stockholders’ equity	10,836,214	8,831,156

Total liabilities and stockholders’ equity	$15,462,606	$13,318,976

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For The Years Ended December 31, 2011 and 2010

	2011	2010
Revenues
Commissions	$63,351,301	$59,921,404
Interest and dividends	1,117,219	1,420,504
Other Revenue	3,647,486	3,559,045

	68,116,006	64,900,953

Expenses
Commissions and clearing costs	54,051,751	51,974,671
Employee compensation and benefits	6,235,162	6,071,268
Occupancy and equipment	733,428	796,213
Communications	526,857	467,956
Depreciation and amortization	183,482	180,654
Other operating expenses	3,573,384	3,305,410

	65,304,064	62,796,172

Income before income taxes	2,811,942	2,104,781
Provision for income taxes	1,347,000	809,248

Net income	$1,464,942	$1,295,533

Basic income per common share	$0.05	$0.05

Diluted income per common share	$0.05	$0.04

Weighted average common shares outstanding:
Basic	26,526,635	25,946,078

Diluted	30,960,959	30,195,439

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2011 and 2010

	Preferred Stock Series A		Common Stock
	Number of Shares Outstanding	Par Value	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Unearned Stock-based Compensation	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2009	125,000	$13	25,720,288	$2,573	$10,612,693	$(1,114,477)	$(10,884)	$(3,065,961)	$6,423,957
Preferred stock dividend								(15,000)	(15,000)
Issuance of options	—	—	—	—	1,529,246	(1,529,246)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(95,263)	926,211	—	—	830,948
Exercise of options and warrants	—	—	1,086,397	110	295,608	—	—	—	295,718
Net income								1,295,533	1,295,533

Balances, December 31, 2010	125,000	13	26,806,685	2,683	12,342,284	(1,717,512)	(10,884)	(1,785,428)	8,831,156
Preferred stock dividend								(15,000)	(15,000)
Issuance of options and warrants	—	—	—	—	1,072,401	(1,072,401)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(136,834)	847,256	—	—	710,422

Repurchase of common stock			(829,751)	(83)	(411,792)				(411,875)
Exercise of options	—	—	557,125	56	256,513	—	—	—	256,569
Net income								1,464,942	1,464,942

Balances, December 31, 2011	125,000	$13	26,534,059	$2,656	$13,122,572	$(1,942,657)	$(10,884)	$(335,486)	$10,836,214

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net income	$1,464,942	$1,295,533
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	183,482	180,654
Stock-based compensation	710,422	830,948
Amortization of advisor notes	207,217	394,161
Changes in:
Deposits held at clearing brokers	(44)	(40)
Commissions receivable	(592,440)	29,343
Notes receivable	(163,276)	(31)
Other receivables	(122,162)	(160,857)
Prepaid expenses and other current assets	(125,342)	41,681
Securities owned	8,018	(7,224)
Accounts payable and accrued expenses	578,425	265,615
Accrued commissions expense	(439,854)	489,869

Net cash provided by operating activities	1,709,388	3,359,652

Cash flows from investing activities
Purchase of property and equipment	(192,085)	(502,619)

Cash flows from financing activities
Dividends paid – preferred stock	(15,000)	(15,000)
Repurchase of common stock	(411,875)	—
Proceeds from exercise of stock options	256,569	295,718

Net cash (used in) provided by financing activities	(170,306)	280,718

Net increase in cash and cash equivalents	1,346,997	3,137,751
Cash and cash equivalents at beginning of year	9,439,672	6,301,921

Cash and cash equivalents at end of year	$10,786,669	$9,439,672

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—Summit Financial Services Group, Inc. (“SFSG”) is a holding company whose principal operating subsidiary is Summit Brokerage Services, Inc. (“SBS”). Through its network of approximately 200 independent branch offices, as well as its one company-owned office, SBS provides a wide range of financial products and services to clients across the country. SBS is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation, the Municipal Securities Rulemaking Board and the National Futures Association.

CONSOLIDATION POLICY—The accompanying consolidated financial statements include the accounts of SFSG and its subsidiaries (collectively, the “Company”). SFSG’s primary subsidiary is SBS and its wholly owned subsidiaries Summit Financial Group, Inc. (a registered investment advisor), SBS Insurance Agency of Florida, Inc. (an insurance business) and its wholly owned subsidiaries, and Summit Holding Group, Inc. (a holding company). All significant intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS—The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

DEPOSITS HELD AT CLEARING BROKERS—The Company has interest-bearing deposits with its clearing brokers. The clearing brokers require deposits of all introducing brokers for whom they transact business.

COMMISSIONS RECEIVABLE, NET—The Company does not provide an allowance for commissions and other amounts due from its clearing brokers since, in the opinion of management, such amounts are fully collectible. For commissions due from parties other than the clearing brokers, the Company reduces the gross receivable based on the length of time it has been outstanding. As of December 31, 2011 and December 31, 2010, the allowance amount was not significant.

NOTES RECEIVABLE, NET—Notes receivable, net are comprised of amounts due from the Company’s financial advisors in the form of both non-forgivable and forgivable loans. Non-forgivable loans are typically repaid by the financial advisor from the amounts they would otherwise be due as a result of their gross production, while the forgivable loans are amortized, typically over a period of four years. Any amortized amounts are included in commissions and clearing costs in the Consolidated Statements of Income. The Company’s policy is to establish an allowance against the net amount of the notes. Furthermore, management periodically reviews the loans to determine whether additional allowances should be recorded or whether any amounts should be written off. As of December 31, 2011 and 2010, the Company had established allowances totaling approximately $75,000 and $23,000, respectively. In the event a financial advisor’s affiliation terminates prior to either the repayment of the loan or its complete amortization, the financial advisor is required to repay such balance to the Company.

OTHER RECEIVABLES, NET—Other receivables, net consist primarily of amounts due from employees and financial advisors of approximately $102,000 and $154,000 and other receivables of approximately $343,000 and $170,000 at December 31, 2011 and 2010, respectively.

SECURITIES OWNED, AT FAIR VALUE—Securities owned are classified as trading securities and are thus marked to market and stated at estimated fair value, as determined by management, using the quoted closing or latest bid prices. The resulting differences between cost and estimated fair value are included in the Consolidated Statements of Income. Substantially all securities owned at December 31, 2011 are categorized as Level 1 investments within the fair value hierarchy.

PROPERTY AND EQUIPMENT, NET—Property and equipment is recorded at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized over the estimated remaining term of the related leases, or the useful life of the improvement, if shorter.

COMMISSION REVENUE AND EXPENSE—Commission revenue and the corresponding expense are recorded on a trade-date basis. The Company receives commissions and fee income on securities transactions sold by its financial advisors. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the financial advisors based on a formal commission payout schedule maintained with each financial advisor and/or branch licensee. The following table reflects the various sources of commission revenue for the years ended December 31, 2011 and 2010:

	2011	2010
Insurance related products	$22,730,678	$20,631,883
Investment advisory fees	13,068,786	10,931,690
Mutual funds	10,628,791	8,802,474
Equities	10,305,219	12,547,801
Other commission revenue	6,617,827	7,007,556

Total	$63,351,301	$59,921,404

ADMINISTRATION AND SERVICE FEES—Administration and service fees are recorded as services are provided or underlying transactions are executed.

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

STOCK OPTIONS—The Company accounts for stock-based compensation using the fair market value method. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant if the grantee is then still affiliated with the Company. In certain instances, unearned stock compensation is recorded for options issued to either employees or non-employees for services to be rendered in the future. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The amortization of earned stock expense related to issuances to employees is included in the Consolidated Statements of Income under the caption “Employee Compensation and Benefits”, while the amortization of earned stock expense related to issuances to non-employees is included under the caption “Other Operating Expenses” (See Note 8).

INCOME PER SHARE—Basic income per share for the years ended December 31, 2011 and 2010 has been computed by dividing net income (less preferred dividends of $15,000 in each of 2011 and 2010) by the weighted average number of common shares outstanding. For the years ended December 31, 2011 and 2010, the following table reflects the effect of dilutive options and warrants and convertible preferred stock on basic and diluted earnings per share (“EPS”).

	2011			2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,464,942			$1,295,533
Less: preferred stock dividends	(15,000)			(15,000)

Income available to common shareholders	1,449,942	26,526,635	$0.05	1,280,533	25,946,078	$0.05
Effect of dilutive securities	—	4,434,324		—	4,249,361

Diluted EPS
Income available to common shareholders plus assumed conversions	$1,449,942	30,960,959	$0.05	$1,280,533	30,195,439	$0.04

The number of potentially anti-dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2011 and 2010, totaled 7,895,609 and 7,364,426, respectively.

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

RECLASSIFICATIONS—The Company has reclassified certain administrative and service fees that were previously offset against related expenses as reflected in the following table. Previously reported amounts have also been reclassified to conform to the current year presentation. The reclassifications had no impact on previously reported net income.

	2010
	As Originally Presented	Reclassifcation	As Reclassified

Other Revenue	$1,119,188	$2,439,857	$3,559,045

Commissions and clearing costs	51,223,614	751,057	51,974,671
Communications	283,447	184,509	467,956
Other operating expenses	1,801,119	1,504,291	3,305,410

	$53,308,180	$2,439,857	$55,748,037

Net Effect on Income before income taxes		—

NOTE 2—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2011 and 2010 (See Note 9):

	2011	2010
Computer systems and software	$354,970	$370,794
Equipment and furniture	341,006	314,093
Leasehold improvements	167,558	164,658

Total	863,534	849,545
Less: accumulated depreciation and amortization	(316,713)	(311,328)

Total property and equipment, net	$546,821	$538,217

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2011 and 2010:

	2011	2010
Accounts payable	$274,675	$268,053
Accrued expenses and other accrued liabilities	1,359,216	1,106,620
Accrued wages and other	516,747	197,540

	$2,150,638	$1,572,213

NOTE 4—GOODWILL

Goodwill, resulting from the 2003 acquisition of a branch office, is reviewed for impairment at least annually, with the Company recording adjustments, if any, that are deemed appropriate. No such impairment expense was recorded in 2011 or 2010.

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

NOTE 6—PREFERRED STOCK

On March 27, 2002 the Company amended its Articles of Incorporation to designate 150,000 shares as Series A Convertible Preferred Stock from its 5,000,000 authorized shares of undesignated preferred stock, par value $0.0001 per share. During the year ended December 31, 2001, the Company issued 125,000 shares of 12%, cumulative Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $125,000. The number of shares of common stock which may be issued in respect of the shares of Series A Preferred Stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A Preferred Stock being converted multiplied by 115% of the subscription price of $1.00 per Series A Preferred share, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the Series A Preferred Stock were converted as of December 31, 2011 and 2010 was 143,750. All such Series A Preferred Stock is non-voting stock. The holders of Series A Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During each of 2011 and 2010, the Company paid or accrued a total of $15,000 in dividends and reflected, as of December 31, 2011 and 2010, accrued dividends of $29,376 and $26,376, respectively. As of December 31, 2011 and 2010, undeclared dividends in arrears approximated $35,000 and $32,000, respectively. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of Series A Preferred Stock. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7-—OTHER REVENUE AND OTHER OPERATING EXPENSES

Other Revenue and Other Operating Expenses are summarized as follows:

Other Revenue	2011	2010
Administration and Service Fees	$2,507,461	$2,475,751
Fixed Income Trading Revenue	461,148	446,064
Other	678,878	637,230

	$3,647,486	$3,559,045

Other Operating Expenses
Advisor Acquisition and Retention Costs	$1,715,965	$1,464,407
Insurance Costs	582,100	602,329
Professional fees and related	336,859	468,965
Other expenses	938,460	769,709

	$3,573,384	$3,305,410

NOTE 8—STOCK OPTIONS AND WARRANTS

The Company accounts for all option issuances (including those issued by the Company to both employees and non-employees of SBS) using the fair market value method. In connection therewith, the Company records, upon the issuance of each option, unearned stock-based compensation in an amount equal to the number of shares covered by the option multiplied by the estimated fair value per option. The amount recorded as unearned stock-based compensation is then amortized over the vesting period of the option. Consequently, the total expense recognized in the current period represents the amortized portion, if any, of the fair value of all outstanding options.

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

The following table summarizes information about stock option activity during 2010 and 2011:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	18,873,428	$0.42
Granted	1,965,595	$0.74
Cancelled options	(5,600,000)	$0.25
Issued upon cancellation of previously granted options	2,800,000	$0.50
Forfeited or expired	(651,808)	$0.65
Exercised	(886,397)	$0.27

Outstanding at December 31, 2010	16,500,818	$0.53

Granted	2,713,307	$0.82
Forfeited or expired	(738,361)	$0.62
Exercised	(557,125)	$0.46

Outstanding at December 31, 2011	17,918,639	$0.58

The following schedule reflects the number of shares covered by, and the fair market value of, stock option and warrant activity during 2011 and 2010 related to both employees and non-employees. Included within the activity for 2010 is a transaction in which options to acquire up to 5,600,000 shares of common stock at an exercise price of $0.25 per share were cancelled, in consideration, in part, for the issuance of new options to acquire 2,800,000 shares of common stock at an exercise price of $0.50, together with 2,800,000 shares of deferred stock. The fair market value of the replacement options and deferred stock was $223,732 and $549,096.

	2011	2010
Shares
Option grants – employees	2,326,715	1,117,444
Option grants – non-employees	386,592	848,151
Warrant grants – non-employees	50,000	—
Grants of replacement options – employees	—	2,800,000
Forfeited, expired or exercised – employees	332,048	369,191
Forfeited, expired or exercised – non-employees	963,438	282,617
Fair Market Value
Options issued – employees	$924,520	$451,782
Options issued – non-employees	$127,288	$304,636
Warrants issued – non-employees	$20,593	$—
Earned Stock Expense
Earned stock expense, net – employees	$576,949	$674,883
Earned stock expense, net – non-employees	$133,473	$156,065

During 2011, options to acquire 557,125 shares of common stock with a weighted average exercise price of $0.46 were exercised, resulting in proceeds of approximately $257,000. The approximate weighted average intrinsic value per share—that is, the difference between the market price of the common stock at the time of exercise and the exercise price—was $0.29. During 2010, options to acquire 886,397 shares of common stock with a weighted average exercise price of $0.27 were exercised, resulting in proceeds of approximately $236,000. The approximate weighted average intrinsic value per share was $0.57.

As of December 31, 2011, there were currently exercisable options outstanding allowing the holders thereof to purchase approximately 13.48 million shares of common stock at a weighted average exercise price of approximately $0.52 per share with a weighted average remaining contractual term of approximately 3.9 years (compared with a weighted average remaining contractual term of approximately 4.2 years for all outstanding options). The exercise prices for outstanding, as well as currently exercisable, options range from $0.28 to $1.00. As of December 31, 2011, the Company had issued, or committed to issue, options and deferred stock shares entitling the holders thereof to acquire up to 19.04 million shares under the 2006 Plan, leaving a total of 2.96 million shares available for future grants.

As of December 31, 2011 and 2010, there was approximately $1.94 million and $1.72 million, respectively, of total unrecognized stock-based compensation cost, which cost is expected to be recognized over a weighted average period of 2.5 years and 3.5 years, respectively.

The weighted average fair value of options granted for 2011 and 2010 was $0.39 and $0.32 per option, respectively.

As of December 31, 2011, the aggregate intrinsic value of vested and exercisable options was approximately $3.5 million, based on approximately 13.48 million vested options outstanding, a weighted average exercise price of $0.52 and a year-end closing price for the Company’s common stock of $.78 per share.

During 2003, the Company issued warrants entitling the holders thereof to acquire up to 1,478,000 shares of common stock at a price of $.30 per share. These warrants were exercisable for a period of five years and had expiration dates ranging from March 18, 2008 to April 11, 2008. During 2006, the Company agreed to extend the term of warrants covering 838,000 shares of common stock by two years, with expiration dates now ranging from March 18, 2010 to April 11, 2010. During 2009, holders of warrants underlying 509,000 shares of common stock cancelled and replaced their warrants in exchange for new warrants with an exercise price of $.50 per share, immediate vesting and a five-year term. During 2010, a holder of warrants underlying 200,000 shares of common stock exercised such warrant, resulting in proceeds of $60,000 to the Company. The intrinsic value per share was $0.21. No warrants were exercised during 2011. During 2011, the Company issued a warrant entitling the holder thereof to acquire up to 50,000 shares of the Company’s common stock at an exercise price of $0.85. As of December 31, 2011 and 2010, there were outstanding warrants allowing the holders thereof to purchase 559,000 and 509,000 shares of common stock, respectively. The exercise prices for outstanding, as well as currently exercisable, warrants range from $0.50 to $0.85.

As a result of the exercises of both options and warrants during 2011, the Company recognized a tax benefit of approximately $77,000, which represents the total intrinsic value of all option and warrant exercises of approximately $160,000 multiplied by the Company’s effective tax rate of approximately 48%. As a result of the exercises of both options and warrants during 2010, the Company recognized a tax benefit of approximately $200,000, which represents the total intrinsic value of all option and warrant exercises of approximately $543,000 multiplied by the Company’s effective tax rate (See Note 10).

For purposes of valuing options and warrants, the Company uses the Black-Scholes option pricing model. For the years ended December 31, 2011 and 2010, the following assumptions have been utilized:

	2011	2010
Expected life (in years)	5 – 7	2.2 – 10.0
Risk-free interest rate	0.83% - 2.74%	0.94% - 3.76%
Volatility	55% - 56%	55% - 66%
Dividend yield	0.0%	0.0%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2009, the Company entered into two separate lease agreements for office space in Boca Raton, Florida. The first lease (the “Lease Agreement”) is for 13,554 square feet of office space to house the corporate headquarters for the Company’s operations. The Lease Agreement took effect as of February 1, 2010 and replaced the Company’s then existing lease, which expired in January 2010. The term of the Lease Agreement is from February 1, 2010 through August 31, 2017, with the Company having the option to extend the Lease Agreement for two five-year renewal terms. Initial base rent is approximately $23,719 per month, subject to certain fixed increases over the course of the term, as set forth in the Lease Agreement. The second lease (the “Second Lease Agreement”) is for 4,264 square feet of office space to house certain financial advisors. The Second Lease Agreement, which was originally effective as of August 1, 2010, was amended on January 14, 2010 to provide for occupancy effective as of March 1, 2010. The term of the Second Lease Agreement is from March 1, 2010 through August 31, 2013, with the Company having the option to extend the Second Lease Agreement for one four-year renewal term and, subsequently, two five-year renewal terms. Initial base rent is approximately $7,462 per month, subject to certain fixed increases over the course of the term, as set forth in the Second Lease Agreement.

Total rent expense, including month-to-month leases for the year ended December 31, 2011 and 2010, was approximately $630,000 and $689,000, respectively.

Summit Brokerage also leases certain equipment under operating leases, which provide for minimum monthly payments of approximately $1,500 through December 2015.

The approximate minimum annual, non-cancelable rent payments due under all Company operating leases (based only on the base rent, without regard to the Company’s share of common areas and other expenses) are as follows:

Year	Amount
2012	$404,000
2013	322,000
2014	314,000
2015	324,000
2016	333,000
Thereafter	227,000

$1,924,000

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

Retirement Plan

The Company has a retirement plan, which management believes qualifies as a deferred compensation plan (the “Plan”), under Section 401(k) of the Internal Revenue Code. All employees who are at least 21 years old are eligible to participate in the Plan on the first day of the month following their six-month anniversary of service. During the years ended December 31, 2011 and 2010, the Company matched 100% of the eligible participant’s contribution up to 3% of the participant’s qualifying wages and then 50% of the next 2% of participant’s contribution. Company matching contributions charged to employee compensation and benefits for the years ended December 31, 2011 and 2010 approximated $138,000 and $146,000, respectively.

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

Clearing Firms

Included in the Company’s clearing agreements with its clearing brokers is an indemnification clause. This clause relates to instances where the Company’s clients fail to settle security transactions. In the event this occurs, the Company has indemnified the clearing brokers to the extent of the net loss on the unsettled trade. At December 31, 2011, management of the Company had not been notified by the clearing brokers, nor were they otherwise aware, of any potential losses relating to this indemnification.

Other

In connection with the execution of employment agreements with, and the related issuance of stock options and deferred shares to, the Company’s Chief Executive Officer, the Company has agreed to pay the income tax liability incurred by the Chief Executive Officer upon the exercise of such stock options or the delivery of such deferred shares. The Company’s obligation to pay such tax, however, shall not exceed the amount of the tax benefit the Company receives as a direct result of the Chief Executive Officer’s exercise of the stock options or any portion thereof, or the delivery of the deferred shares or any portion thereof. No options were exercised by, nor were any deferred shares delivered to, the Chief Executive Officer during either 2011 or 2010.

In March 2011, the Company became aware that a financial advisor operating from one of its branch offices may have misappropriated funds. In connection therewith, the Company undertook an investigation, including notifying FINRA. The Company also notified, or attempted to notify, clients of the advisor. The Company also notified its fidelity bond carrier. During 2011, the Company settled with two of the four identified parties representing approximately 95% of the total known loss. The Company was subsequently reimbursed by its fidelity bond carrier. While it is not possible to determine with certainty the outcome of this matter, and in particular whether additional claims may be forthcoming, based on the information currently available to the Company, management is of the opinion the resolution of this matter will not have a material adverse effect on our financial position or operating results. No accrual or provision has been made in the accompanying financial statements related to this matter.

NOTE 10—INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. As of December 31, 2011 and 2010, the Company recognized a deferred tax asset, prior to the valuation allowance of approximately $1,359,000 and $1,185,000, respectively, the significant components of which are as follows:

	2011	2010
Deferred tax assets
Amortization of stock-based compensation	$900,000	$751,000
Difference between book and tax depreciation	185,000	157,000
Amortization of client list and goodwill	125,000	135,000
Allowances and other items	149,000	142,000

Net deferred tax asset before valuation allowance	$1,359,000	$1,185,000

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011 and 2010, the Company has established a valuation allowance equal to the amount of the net deferred tax asset. The valuation allowance increased by approximately $174,000 and decreased by approximately $268,000 during the years ended December 31, 2011 and 2010, respectively.

The Company’s effective tax rate differs from the statutory federal income tax rate due to the following at December 31, 2011 and 2010:

	2011	2010
Tax at statutory rate	34%	34%
Increase (decrease) resulting from:
Effect of state income tax	3%	3%
Effect of non-deductible expenses (primarily stock-based compensation)	7%	13%
Effect of accelerated depreciation of property and equipment	1%	(6)%
Effect of other items	3%	(6)%

Effective tax rate	48%	38%

The federal and state income tax provision is approximately as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Current
Federal	$1,150,000	$691,000
State	197,000	118,000

	1,347,000	809,000

Deferred
Federal	—	—
State	—	—

	—	—

Total provision for income taxes	$1,347,000	$809,000

The entire federal and state income tax provision for the year ended December 31, 2011 is considered current after giving effect to the increase in the deferred tax asset valuation allowance. As of December 31, 2011, with few exceptions, the consolidated income tax returns filed by SFSG are no longer subject to income tax examinations by the U.S Federal taxing authorities for any years prior to 2008.

NOTE 11—CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments, deposits, commissions receivable, notes and other receivables. The Company places its temporary cash investments with financial institutions, which balances may exceed federally-insured limits.

During the years ended December 31, 2011 and 2010, transactions representing approximately 36% and 42%, respectively, of the Company’s total commission revenues were processed through one of the Company’s clearing brokers. At December 31, 2011 and 2010, commissions receivable from this clearing broker represented approximately 11% and 15%, respectively, of total commissions receivable. During 2011, approximately 52% of the Company’s total commission revenues were processed through both of its clearing brokers.

FAIR VALUE—All financial instruments are carried at amounts that approximate fair value because of the short maturity of these instruments.

NOTE 12—NET CAPITAL REQUIREMENT

SBS is a “Fully Disclosed Broker-Dealer.” SBS does not carry client accounts and does not accept client funds or securities. Instead, it has entered into a “clearing agreement” with its clearing brokers and has fully disclosed all of its client accounts to these brokers.

SBS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. Under the Rule, the SBS is required to maintain minimum net capital equal to the greater of: (i) $250,000, or (ii) 6.67% of aggregate indebtedness. The Rule also requires that SBS’s ratio of aggregate indebtedness to net capital not exceed 15 to 1, as computed under SEC Rule 15c-3-1.

At December 31, 2011 and 2010, SBS had net capital of approximately $3.7 million and $3.4 million, respectively, and the Company’s aggregate indebtedness to net capital ratio was 1.26 to 1 and 1.34 to 1, respectively, as computed under SEC Rule 15c-3-1.

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