Form 10-Q
period 2012-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2012-05-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 5, 2012
Common Stock Par value $0.0001 per share	26,627,098

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, including: any adverse effect on the stock market and investor confidence in general, as a result of the economic recession, the sustainability and magnitude of the economic recovery, high unemployment and/or global events, including economic instability among members of the European Union (including Greece), continued unrest in the Middle East, and the increase in oil prices; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply in a cost effective manner with increased regulation, and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,420,665	$10,786,669
Deposits held at clearing brokers	128,791	128,779
Commissions receivable, net	2,354,445	1,865,118
Notes receivable, net	366,850	388,841
Other receivables, net	486,350	445,676
Securities owned, at fair value	45,933	8,587
Prepaid expenses and other assets	772,210	791,401
Property and equipment, net	505,412	546,821
Goodwill	500,714	500,714

TOTAL ASSETS	$16,581,370	$15,462,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$2,103,811	$2,150,638
Accrued commissions expense	2,860,694	2,475,754

TOTAL LIABILITIES	4,964,505	4,626,392

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 26,642,010 issued and 26,627,098 outstanding at March 31, 2012 and 26,548,971 issued and 26,534,059 outstanding at December 31, 2011	2,664	2,656

Additional paid-in capital	13,261,638	13,122,572
Unearned stock-based compensation	(1,714,709)	(1,942,657)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Retained earnings (accumulated deficit)	78,143	(335,486)

TOTAL STOCKHOLDERS’ EQUITY	11,616,865	10,836,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,581,370	$15,462,606

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For The Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues
Commissions	$17,047,989	$16,463,818
Interest and dividends	272,441	290,186
Other	838,923	817,075

	18,159,353	17,571,079

Expenses
Commissions and related costs	14,511,496	14,096,845
Employee compensation and benefits	1,743,348	1,764,134
Occupancy and equipment	190,414	166,196
Communications	114,254	118,670
Depreciation and amortization	50,340	44,924
Other operating expenses	792,047	780,212

	17,401,899	16,970,981

Income before income taxes	757,454	600,098
Provision for income taxes	340,075	262,969

Net income	$417,379	$337,129

Basic income per common share	$.02	$.01

Diluted income per common share	$.01	$.01

Weighted average common shares outstanding:
Basic	26,550,142	26,809,301

Diluted	31,798,363	32,087,978

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$417,379	$337,129

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,340	44,924
Stock-based compensation, net	311,884	297,254
Amortization of advisor notes	35,812	79,120
Changes in:
Deposits held at clearing brokers	(11)	(11)
Commissions receivable	(489,327)	(1,303,544)
Notes receivable	(13,821)	(41,380)
Other receivables	(40,674)	163,269
Prepaid expenses and other	(37,346)	(49,115)
Securities owned	19,191	(16,908)
Accounts payable and accrued expenses	(46,827)	379,700
Accrued commission expense	384,939	198,604

Net cash provided by operating activities	591,539	89,042

Cash flows from investing activities:
Purchase of property and equipment	(8,930)	(40,118)

Cash flows from financing activities:
Payment of preferred stock dividend	(3,750)	(3,750)
Proceeds from exercise of stock options and warrants	55,137	3,864

Net cash provided by financing activities	51,387	114

Net increase in cash and cash equivalents	633,996	49,038
Cash and cash equivalents at beginning of period	10,786,669	9,439,672

Cash and cash equivalents at end of period	$11,420,665	$9,488,710

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2012

NOTE 1—GENERAL

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2011 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- month period ended March 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012. Furthermore, actual results for future periods could differ materially from those reported in this Form 10-Q, depending on a variety of factors, including: any adverse effect on the stock market and investor confidence in general, as a result of the economic recession, the sustainability and magnitude of the economic recovery, high unemployment and/or global events, including economic instability among members of the European Union (including Greece), continued unrest in the Middle East, and the increase in oil prices; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply in a cost-effective manner with increased regulation, and other risks. Additionally, certain sources of revenues that have historically been available to the Company have been or may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares, as well as remuneration paid by our clearing brokers. Our results may also be negatively impacted by recent and future reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive CSEs includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three-month period ended March 31, 2012 and 2011, the Company has assumed the exercise, delivery or conversion of those securities, as follows:

(Shares in 000’s)

	For The Three Months Ended March 31,
	2012			2011
	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive
Options	17,859	12,548	5,311	16,730	12,152	4,578
Warrants	559	509	50	559	509	50
Deferred Stock	2,800	800	2,000	2,800	400	2,400
Preferred Stock	144	—	144	144	—	144

Total CSEs	21,362	13,857	7,505	20,233	13,061	7,172
Shares Deemed Repurchased		(8,609)			(7,782)

Net Shares Deemed Issued		5,248			5,279
Basic Weighted Avg. Shares		26,550			26,809

Total Shares and CSEs		31,798			32,088

As of March 31, 2012, the Company had options, warrants and deferred stock outstanding entitling the holders thereof to purchase a total of approximately 21.2 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 144,000 shares of common stock.

Stock-Based Awards

The Company accounts for stock-based compensation using a fair market value method. Most often, options are granted for the provision of future services, such as continued employment or, in the case of independent financial advisors, their affiliation with the Company. Consequently, the options typically provide for vesting over a period of years, with a certain percentage of the options vesting each year upon the anniversary date of the grant, if the grantee is then still affiliated with the Company. Any unearned stock compensation is generally amortized over the period the underlying options are earned, which is typically the vesting period. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The amortization of earned stock expense related to issuances to employees is included in the accompanying condensed consolidated statements of operations under the caption “Employee Compensation and Benefits”, while the amortization of earned stock expense related to issuances to non-employees is included under the caption “Other Operating Expenses.”

The following schedule is intended to reflect the total fair market values of options and warrants issued to both employees and non-employees during the three-month periods ended March 31, 2012 and 2011, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options and warrants in the current and prior period:

	For The Three Months Ended March 31,
	2012	2011
Fair market value of options issued—employees, net	$80,682	$133,854
Fair market value of options and warrants issued—non-employees, net	$3,254	$11,532
Fair market value of deferred stock issued, net	$—	$—
Net amortization expense—options issued to employees	$258,600	$254,393
Net amortization expense—options issued to non-employees	$53,284	$42,681

NOTE 3—INCOME TAXES

For the three-month period ended March 31, 2012, the Company’s provision for income taxes reflects an estimated income tax expense of approximately $340,000, based on the Company’s estimated effective tax rate for the year ending December 31, 2012. For the three-month period ended March 31, 2011, the Company’s provision for income taxes reflects an estimated income tax expense of approximately $263,000, based on the Company’s estimated effective tax rate for the year ended December 31, 2011. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as timing differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by pre-tax book income) from period to period.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2012, Summit Brokerage had net capital of approximately $3.4 million, which was approximately $3.0 million in excess of its SEC-required minimum net capital of $0.3 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.50 to 1 at March 31, 2012. The amount of net capital during any period will fluctuate based on a number of factors, including the operating results for SBS. Net capital will also be impacted by contributions of capital to SBS from the Company, as well as distributions of capital from SBS to SFSG. During the three-month period ended March 31, 2012, SBS distributed $1,000,000 to SFSG. No such distributions were made in the quarter ended March 31, 2011.

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

NOTE 6—RECLASSIFICATIONS

The Company has reclassified certain administrative and service fees that were previously offset against related expenses, as reflected in the following table to conform to the current-year presentation. The reclassifications had no impact on previously reported net income.

	Three Months Ended March 31, 2011
	As Originally Presented	Reclassification	As Reclassified

Other Revenue	$343,528	$473,547	$817,075

Commissions and clearing costs	13,899,781	197,064	14,096,845
Communications	78,310	40,360	118,670
Other operating expenses	544,089	236,123	780,212

	$14,522,180	$473,547	$14,995,727

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month periods ended March 31, 2012 and 2011 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

The Company is a Florida-based financial services holding company that provides, through its Summit Brokerage Services, Inc. (“Summit Brokerage”) operating subsidiary, a broad range of securities brokerage and investment services primarily to individual investors. Summit Brokerage also sells insurance products, predominantly fixed and variable annuities and life insurance, under licenses held by its SBS Insurance Agency of Florida, Inc. (“SBSIA”) subsidiary (or by SBSIA’s subsidiary entities). Summit Brokerage also provides, through its SEC-registered investment advisor subsidiary, Summit Financial Group, Inc. (“SFG”), asset management and investment advisory services. SFSG was incorporated under the laws of the State of Florida in 2003.

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

As of March 31, 2012, we had approximately 300 financial advisors operating from approximately 210 offices located throughout the United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month periods ended March 31, 2012 and 2011:

	For The Three Months Ended March 31,
	2012		2011
Insurance-related products	$6,103,307	34%	$5,984,896	34%
Investment advisory fees	3,380,013	19	3,414,906	20
Mutual funds	2,457,576	13	2,482,026	14
Equities	2,553,734	14	3,170,127	18
Other commission income	2,553,359	14	1,411,863	8
Miscellaneous	1,111,364	6	1,107,261	6

Total	$18,159,353	100%	$17,571,079	100%

We do not hold any funds or securities of our customers, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (an affiliate of Wells Fargo & Company) and Pershing, LLC (an affiliate of the Bank of New York Mellon) as our clearing brokers (the “Clearing Brokers”). Our clearing arrangements provide us with back-office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These arrangements allow us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage.

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the three-month period ended March 31, 2012, our revenues were positively impacted by an increase in the average production per financial advisor, when compared with the comparable 2011 period.

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

Broker-dealers, and their affiliated registered representatives, operate in a highly regulated industry. For 2012 and beyond, we expect our operating results to be impacted by the continued increase in the rules and regulations that govern how we and our advisors are required to conduct business. Many of these new rules, which were designed in response to the factors leading up to the market turmoil of 2008, as well as the Madoff scandal and other instances of corporate fraud, will require Summit Brokerage to devote considerable resources to their implementation, and subsequent monitoring. Significant new rules and regulations are likely to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010. Compliance with these provisions, as well as other regulatory initiatives, has resulted in, and is likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act and other legislation or regulations impacts the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, or otherwise modify their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented. In addition, several of these rules, as well as other regulatory initiatives, may ultimately have the effect of reducing certain types of compensation received by Summit Brokerage, such as the SEC’s consideration of a rule that would limit the amount of 12b-1 fees that could be paid to a broker-dealer.

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

For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through 2012. The Company may, however, seek additional capital within the next 12 months, should it elect to continue pursuing a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly-recruited financial advisors to affiliate with the Company. In addition, we anticipate that our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a materially adverse affect on our ability to execute our growth strategy to the extent desired.

Results of Operations

The following discussion relates to the results of operations for the three months ended March 31, 2012 (the “2012 Quarter”) and the comparable period in the prior year (the “2011 Quarter”). All amounts are approximate, unless otherwise indicated.

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Revenue:

Commission revenue of approximately $17.1 million for the 2012 Quarter represents an increase of $0.6 million, or 3%, over the approximately $16.5 million of commission revenue reported for the 2011 Quarter. For the 2012 Quarter, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2012 Quarter compared with the 2011 Quarter.

In any period, our mix of business will be impacted by several factors, including, among other things, investor confidence, as reflected by the movements of the equities markets and the attractiveness of non-equity related investment products, such as fixed income securities. Additionally, during any period, we may add, or lose, a significant number of financial advisors who focus only on the sale of a particular type or types of investment product(s) (e.g., insurance, equities, fixed income, etc.).

Interest and dividends decreased by approximately $18,000 or 7% from approximately $290,000 in the 2011 Quarter to approximately $272,000 in the 2012 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. Beginning in December 2010, one of our Clearing Brokers reduced the applicable percentage used to determine interest income paid to Summit Brokerage related to client balances. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. The effect of any such reductions by our Clearing Brokers will vary depending upon the aggregate amount of the client balances upon which such amounts are based. Any further significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenue increased by approximately $22,000, or 3%, from approximately $817,000 in the 2011 Quarter to approximately $839,000 in the 2012 Quarter. This increase is due primarily to an increase in transactional fees.

Expenses:

Commissions and related costs increased to $14.5 million in the 2012 Quarter, which represents an increase of $.4 million, or 3%, from the $14.1 million reported for the 2011 Quarter. In general, commissions and clearing costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. The Company also includes within commissions and related costs the amortization related to the issuance of forgivable advisor notes, which amounts decreased by approximately $43,000 during the 2012 Quarter when compared to the 2011 Quarter. Commissions and clearing costs, as a percentage of commission revenue, decreased in the 2012 Quarter to 85.1% from 85.6% in 2011. Prospectively, we would expect this percentage to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch. In addition to the commission expense we pay to our financial advisors, we also include certain costs that are either billed, or credited, to Summit Brokerage, other than those related to clearance and execution.

Employee compensation and benefits decreased to $1.74 million in the 2012 Quarter, which represents a decrease of $30,000, from the $1.77 million reported for the 2011 Quarter. This decrease was due primarily to a decrease in the average number of administrative employees for the 2012 Quarter when compared with the 2011 Quarter. Additionally, we include within employee compensation and benefits net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2012 and 2011 Quarters, a total of $259,000 and $254,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased by 13%, or $24,000, to $190,000 in the 2012 Quarter from $166,000 in the 2011 Quarter. This increase was due primarily to the absence in the 2012 Quarter refunds received related to common area maintenance, as well as the reversal of an accrual related to the Company’s prior corporate headquarters.

Communications expenses were approximately the same between the 2012 Quarter and the 2011 Quarter.

Depreciation and amortization expense increased by $5,000, or 11%, to $50,000 for the 2012 Quarter. This increase is due primarily to the addition of leasehold improvements in connection with the Company’s relocation.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by $12,000, or 1%, to $792,000 during the 2012 Quarter from $780,000 for the 2011 Quarter. This increase was due primarily to an increase in legal, accounting and arbitration-related costs of $53,000 offset by decreases in the amounts that we pay to retain advisors. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and common stock equivalents, such as options to non-employees. For the 2012 and 2011 Quarters, a total of $53,000 and $43,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Net Income:

For the 2012 Quarter, we generated net income of $417,000, or $0.02 per basic and $0.01 diluted share, as compared to net income for the 2011 Quarter of $337,000, or $0.01 per basic and diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $592,000 for the 2012 Quarter compared to $89,000 for the 2011 Quarter. The increase during the 2012 Quarter was due to not only an increase in net income, but also as a result of the net changes in certain balance sheet accounts, as well as certain non-cash items, such as stock-based compensation expense.

During the 2012 Quarter, we purchased $9,000 of property and equipment, compared to $40,000 purchased during the 2011 Quarter.

Financing activities resulted in net proceeds of cash of $51,000 during the 2012 Quarter, compared to net proceeds of $-0- for the 2011 Quarter. During the 2012 Quarter, options were exercised for aggregate consideration of $55,000, which proceeds were partially offset by the payment and accrual of $4,000 in Preferred Stock dividends. This compares with aggregate proceeds from the exercise of options and warrants of $4,000 during the 2011 Quarter, which was offset by the payment and accrual of $4,000 in Preferred Stock dividends.

Overall, cash and cash equivalents increased during the 2012 Quarter by approximately $634,000 to approximately $11.4 million at March 31, 2012 from approximately $10.8 million at December 31, 2011. This increase was due primarily to cash provided by operations, as previously described.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of March 31, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the SEC.

During the quarter ended March 31, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2012	Summit Financial Services Group, Inc.
(Registrant)

/S/ MARSHALL T. LEEDS
Marshall T. Leeds,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2012	/S/ STEVEN C. JACOBS
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