Form 10-Q
period 2012-06-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2012-08-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 6, 2012
Common Stock Par value $0.0001 per share	26,627,098

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, including: any adverse effect on the stock market and investor confidence in general, including, but not limited to, as a result of the economic recession, the sustainability and magnitude of the economic recovery, weak consumer confidence, high unemployment and/or global events, including economic instability among members of the European Union (including Greece and Spain), continued unrest in the Middle East, and the increase in oil prices; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; the industry’s increased reliance on technology, including complying with the rules and regulations related to, among other things, trading, privacy, and the use of social media; our ability to comply in a cost effective manner with increased regulation; our reliance on our clearing firms (directly) and other third parties (indirectly) to execute trades on behalf of our clients, advisors engaging in inappropriate activities that may adversely affect their clients, and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$12,180,777	$10,786,669
Deposits held at clearing brokers	128,801	128,779
Commissions receivable, net	1,250,547	1,865,118
Notes receivable, net	402,671	388,841
Other receivables, net	323,173	445,676
Securities owned, at fair value	10,727	8,587
Prepaid expenses and other assets	715,451	791,401
Property and equipment, net	468,966	546,821
Goodwill	500,714	500,714

TOTAL ASSETS	$15,981,827	$15,462,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,666,236	$2,150,638
Accrued commission expense	2,082,933	2,475,754

TOTAL LIABILITIES	3,749,169	4,626,392
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 26,642,010 issued and 26,627,098 outstanding at June 30, 2012 and 26,548,971 issued and 26,534,059 outstanding at December 31, 2011	2,664	2,656
Additional paid-in capital	13,251,659	13,122,572
Unearned stock-based compensation	(1,551,969)	(1,942,657)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Retained earnings (accumulated deficit)	541,175	(335,486)

TOTAL STOCKHOLDERS’ EQUITY	12,232,658	10,836,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,981,827	$15,462,606

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For The Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues
Commissions	$16,144,603	$15,874,735
Interest and dividends	232,775	274,262
Other	811,915	824,806

	17,189,293	16,973,803
Expenses
Commissions and related costs	13,695,075	13,427,970
Employee compensation and benefits	1,596,841	1,538,594
Occupancy and equipment	195,525	185,502
Communications	117,503	165,435
Depreciation and amortization	50,762	40,756
Other operating expenses	736,052	691,626

	16,391,758	16,049,883

Income before income taxes	797,535	923,920
Provision for income taxes	330,753	307,411

Net income	$466,782	$616,509

Basic income per common share	$0.02	$0.02

Diluted income per common share	$0.01	$0.02

Weighted average common shares outstanding:
Basic	26,627,098	26,877,131

Diluted	31,835,940	31,265,999

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For The Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues
Commissions	$33,194,303	$32,342,312
Interest and dividends	505,217	564,448
Other	1,649,126	1,638,121

	35,348,646	34,544,881
Expenses
Commissions and related costs	28,206,570	27,524,814
Employee compensation and benefits	3,340,190	3,302,728
Occupancy and equipment	385,939	351,698
Communications	231,758	284,105
Depreciation and amortization	101,101	85,679
Other operating expenses	1,528,099	1,471,840

	33,793,657	33,020,864

Income before income taxes	1,554,989	1,524,017
Provision for income taxes	670,828	570,380

Net income	$884,161	$953,637

Basic income per common share	$0.03	$0.04

Diluted income per common share	$0.03	$0.03

Weighted average common shares outstanding:
Basic	26,588,785	26,843,403

Diluted	31,797,627	31,655,572

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$884,161	$953,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,101	85,679
Stock-based compensation, net	464,646	401,534
Amortization of notes receivable	78,241	137,142
Changes in:
Deposits held at clearing brokers	(22)	(22)
Commissions receivable	614,571	(452,725)
Notes receivable	(92,071)	(112,136)
Other receivables	122,503	841
Prepaid expenses and other	75,950	95,758
Securities owned	(2,140)	(2,110)
Accounts payable and accrued expenses	(484,402)	165,563
Accrued commission expense	(392,821)	(265,798)

Net cash provided by operating activities	1,369,717	1,007,363
Cash flows from investing activities:
Purchase of property and equipment	(23,246)	(104,237)

Net cash used in investing activities	(23,246)	(104,237)
Cash flows from financing activities:
Payment of preferred stock dividend	(7,500)	(7,500)
Proceeds from exercise of stock options and warrants	55,137	48,245

Net cash provided by financing activities	47,637	40,745

Net increase in cash and cash equivalents	1,394,108	943,871
Cash and cash equivalents at beginning of period	10,786,669	9,439,672

Cash and cash equivalents at end of period	$12,180,777	$10,383,543

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2012

NOTE 1—GENERAL

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the annual report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2011 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012. Furthermore, actual results for future periods could differ materially from those reported in this Form 10-Q, depending on a variety of factors, including: any adverse effect on the stock market and investor confidence in general, as a result of the economic recession, the sustainability and magnitude of the economic recovery, high unemployment and/or global events, including economic instability among members of the European Union (including Greece and Spain), continued unrest in the Middle East, and the increase in oil prices; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; weak consumer confidence; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply in a cost-effective manner with increased regulation, and other risks. Additionally, certain sources of revenues that have historically been available to the Company have been or may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares, as well as remuneration paid by our clearing brokers. Our results may also be negatively impacted by recent and future reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive CSEs includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three- and six-month periods ended June 30, 2012 and June 30, 2011, respectively, the Company has assumed the exercise, delivery or conversion of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended June 30,						For The Six Months Ended June 30,
	2012			2011			2012			2011
	Total	Dilutive	Non-Dilutive	Total	Dilutive	Non-Dilutive	Total	Dilutive	Non-Dilutive	Total	Dilutive	Non-Dilutive
Options	17,805	12,499	5,306	16,369	11,861	4,508	17,805	12,499	5,306	16,369	11,952	4,417
Warrants	559	509	50	559	509	50	559	509	50	559	509	50
Deferred Stock	2,800	800	2,000	2,800	400	2,400	2,800	800	2,000	2,800	400	2,400
Preferred	144	—	144	144	—	144	144	—	144	144	—	144

Total CSEs	21,308	13,808	7,500	19,872	12,770	7,102	21,308	13,808	7,500	19,872	12,861	7,011
Shares Deemed Repurchased		(8,599)			(8,381)			(8,599)			(8,049)

Net Shares Deemed Issued		5,209			4,389			5,209			4,812
Basic Weighted Avg. Shares		26,627			26,877			26,589			26,843

Total Shares and CSEs		31,836			31,266			31,798			31,655

As of June 30, 2012, the Company had options, warrants and deferred shares outstanding entitling the holders thereof to purchase a total of approximately 21.1 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 144,000 shares of common stock.

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

The following schedule is intended to reflect the total fair market values of options and warrants issued to both employees and non-employees (net of recaptures) during the three- and six-month periods ended June 30, 2012 and 2011, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options and warrants in the current and prior period:

	For The Three Months Ended June 30,		For The Six Months Ended June 30
	2012	2011	2012	2011
Fair market value of options issued—employees, net	$(9,978)	$(22,041)	$70,704	$111,813
Fair market value of options and warrants issued—non-employees, net	$—	$(53,865)	$3,254	$(42,333)
Fair market value of deferred stock issued, net	$—	$—	$—	$—
Net amortization expense—options issued to employees	$123,984	$78,018	$382,584	$332,411
Net amortization expense—options issued to non-employees	$28,778	$26,662	$82,062	$69,123

NOTE 3—INCOME TAXES

For the three- and six-month periods ended June 30, 2012, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $331,000 and $671,000, respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2012. For the three- and six-month periods ended June 30, 2011, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $307,000 and $570,000, respectively, based on the Company’s estimated effective tax rate for the year ended December 31, 2011. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, current tax expense divided by pre-tax book income) from period to period.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2012, Summit Brokerage had net capital of approximately $4.37 million, which was approximately $4.12 million in excess of its SEC-required minimum net capital of $0.25 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.11 to 1 at June 30, 2012. The amount of net capital during any period will fluctuate based on a number of factors, including the operating results for SBS. Net capital will also be impacted by contributions of capital to SBS from the Company, as well as distributions of capital from SBS to SFSG. During the three-month period ended June 30, 2011, SBS distributed $900,000 to SFSG. No such distributions were made in the quarter ended June 30, 2012.

NOTE 5—CONTINGENCIES

The Company is, or may become, a party to legal proceedings relating to various claims and lawsuits arising in the normal course of business. Management has provided an accrual for estimated probable losses which could result from asserted matters. Management believes that, to the best of its knowledge, the range of potential net losses resulting from the currently asserted proceedings in excess of the accrued amount, if any, will not be material to the Company’s financial position or results of operations. See our Form 10-K for the fiscal year ended December 31, 2011, for other potential loss contingencies.

NOTE 6— RECLASSIFICATIONS

The Company has reclassified certain administrative and service fees that were previously offset against related expenses as reflected in the following table. Previously reported amounts have also been reclassified to conform to the current year presentation. The reclassifications had no impact on previously reported net income.

	For The Three Months Ended June 30, 2011			For The Six Months Ended June 30, 2011
	As Originally Presented	Reclassification	As Reclassified	As Originally Presented	Reclassification	As Reclassified
Revenues
Commissions	15,843,796	30,939	15,874,735	32,307,614	34,698	32,342,312
Other Revenue	383,658	441,148	824,806	727,186	910,935	1,638,121

	16,227,454	472,087	16,699,541	33,034,800	945,633	33,980,433

Expenses
Commissions and related costs	13,274,126	153,844	13,427,970	27,173,907	350,907	27,524,814
Communications	117,453	47,982	165,435	195,763	88,342	284,105
Other operating expenses	421,365	270,261	691,626	965,456	506,384	1,471,840

	13,812,944	472,087	14,285,031	28,335,126	945,633	29,280,759

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and six-month periods ended June 30, 2012 and 2011 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of July 31, 2012, we had approximately 300 financial advisors operating from approximately 210 offices located throughout the United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month and six-month periods ended June 30, 2012 and 2011:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2012		2011		2012		2011
Insurance related products	$5,766,538	34%	$5,487,484	32%	$11,869,845	34%	$11,472,381	34%
Equities	2,210,224	13	2,469,587	15	4,763,958	13	5,884,493	17
Mutual funds	2,983,971	17	2,814,065	17	5,972,301	17	5,296,091	15
Investment advisory fees	3,505,615	20	3,447,391	20	6,885,628	20	6,617,518	19
Other commission income	1,668,261	10	1,625,269	10	3,677,860	10	3,037,131	9
Miscellaneous	1,054,684	6	1,130,007	6	2,179,054	6	2,237,267	6

Total	$17,189,293	100%	$16,973,803	100%	$35,348,646	100%	$34,544,881	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the three- and six-month periods ended June 30, 2012, our revenues were positively impacted by an increase in the average production per financial advisor when compared with the comparable 2011 periods.

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

Broker-dealers, and their affiliated registered representatives, operate in a highly regulated industry. For 2012 and beyond, we expect our operating results to be impacted by the continued increase in the rules and regulations that govern how we and our advisors are required to conduct business. Many of these new rules, which were designed in response to the factors leading up to the market turmoil of 2008, as well as the Madoff scandal and other instances of corporate fraud, will require Summit Brokerage to devote considerable resources to their implementation, and subsequent monitoring. Significant new rules and regulations are likely to arise as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the potential implementation of a more stringent fiduciary standard for broker-dealers and enhanced regulatory oversight of incentive compensation. Compliance with these provisions, as well as other regulatory initiatives, has resulted in, and is likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise modify the way they interact with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented. In addition, several of these rules, as well as other regulatory initiatives, may ultimately have the effect of reducing certain types of compensation received by Summit Brokerage, such as the SEC’s consideration of a rule that would limit the amount of 12b-1 fees that could be paid to a broker-dealer. A proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

In addition to increased compliance costs, our earnings may also be negatively impacted by several other factors beyond our control, including overall adverse market performance resulting from declines in investor confidence, including, but not limited to, as a result of the economic recession, the sustainability and magnitude of the economic recovery, high unemployment and/or global events, including economic instability among members of the European Union (including Greece and Spain), continued unrest in the Middle East, and the increase in oil prices. Other factors that may negatively impact our operating results include, but are not limited to, problems that may result from our significant reliance on technology, especially related to the execution of orders on behalf of our customers, as well as the significant reliance on technology of our clearing firms and any other third parties with whom either they or Summit do business; low interest rates, which reduces the amount of compensation that Summit receives; and any uninsured losses resulting from our advisors engaging in inappropriate activities that may adversely affect their clients.

Factors that might also impact our operating results include the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; the level of consumer confidence; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; and the increased costs associated with monitoring the activities of our advisors, including related to the use of social media as well as the protection of customer privacy.

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

For our current level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through 2012. The Company may, however, seek additional capital within the next 12 months should it elect to continue pursuing a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with the Company. In addition, we anticipate that our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurances that this will happen. Our failure to obtain sufficient financing for either of these purposes could have a material adverse effect on our ability to execute our growth strategy to the extent desired.

Results of Operations

The following discussion relates to the results of operations for the three months ended June 30, 2012 (the “2012 Quarter”) and the comparable period in the prior year (the “2011 Quarter”), as well as the results of operations for the six months ended June 30, 2012 (the “2012 Period”) and the comparable period in the prior year (the “2011 Period”). All amounts are approximate unless otherwise indicated.

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

Revenue:

Commission revenue of $16.14 million for the 2012 Quarter represents an increase of $0.27 million, or 2%, over the $15.87 million of commission revenue reported for the 2011 Quarter. For the 2012 Quarter, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2012 Quarter compared with the 2011 Quarter.

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

Interest and dividends decreased by $41,000, or 15%, from $274,000 in the 2011 Quarter to $233,000 in the 2012 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. This decline is due to an overall reduction in the interest income earned by our Clearing Brokers resulting from the overall decline in interest rates. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. The effect of any such reductions by our Clearing Brokers will vary depending upon the aggregate amount of the client balances upon which such amounts are based. Any further significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenue decreased by $13,000, or 2%, from $825,000 in the 2011 Quarter to approximately $812,000 in the 2012 Quarter. This decrease is due primarily to a decrease in credits and reimbursements received by us from our advisors and Clearing Brokers.

Expenses:

Commissions and related costs increased to $13.70 million in the 2012 Quarter, which represents an increase of $0.27 million, or 2%, from the $13.43 million reported for the 2011 Quarter. In general, commissions and related costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and related costs, as a percentage of commission revenue, increased in the 2012 Quarter to 84.8% from 84.6% in the 2011 Quarter. Commissions and related costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and related costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and related costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and related costs the amortization related to the issuance of forgivable notes receivable, which amounts decreased by $16,000 during the 2012 Quarter when compared to the 2011 Quarter. Prospectively, we would expect this cost to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where we pay the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to $1.60 million in the 2012 Quarter, which represents an increase of approximately $60,000, or 4%, from the $1.54 million reported for the 2011 Quarter. This increase was due primarily to an increase in the net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2012 and 2011 Quarters, a total of $124,000 and $78,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased by 5%, or $10,000, to $196,000 in the 2012 Quarter from $186,000 in the 2011 Quarter. This increase was due primarily to increased costs associated with our document imaging system, as well as certain equipment leases.

Communications expense decreased by $47,000, or 28%, to $118,000 in the 2012 Quarter from $165,000 in the 2011 Quarter, due primarily to a decrease in website maintenance and technology costs.

Depreciation and amortization expense increased by $10,000, or 25%, to $51,000 for the 2012 Quarter. This increase is due primarily to the addition of leasehold improvements in connection with the Company’s relocation, and enhancements to our technology infrastructure.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by $44,000, or 6%, to $736,000 during the 2012 Quarter from $692,000 for the 2011 Quarter. This increase was due primarily to increases in insurance costs of $23,000, consulting fees of $27,000, licensing and regulatory costs of $17,000 and $16,000 in legal, accounting and litigation costs, which increases were only partially offset by decreases in bad debt expense of $34,000, travel and related costs of $33,000. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and CSEs, such as options, to non-employees. For the 2012 and 2011 Quarters, a total of $29,000 and $27,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income taxes was $331,000 for the 2012 Quarter compared to $307,000 for the 2011 Quarter. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets.

Net Income:

For the 2012 Quarter, we generated net income of $467,000, or $0.02 per basic and $0.01 per diluted share, as compared to net income for the 2011 Quarter of $617,000, or $0.02 per basic and diluted share.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

Revenue:

Commission revenue of $33.19 million for the 2012 Period represents an increase of $0.85 million, or 3%, over the $32.34 million of commission revenue recorded for the 2011 Period. For the 2012 Period, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2012 Period compared with the 2011 Period.

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

Interest and dividends decreased by $59,000 or 10% from $564,000 in the 2011 Period to $505,000 in the 2012 Period. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. This decline is due to an overall reduction in the interest income earned by our Clearing Brokers resulting from the overall decline in interest rates. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. The effect of any such reductions by our Clearing Brokers will vary depending upon the aggregate amount of the client balances upon which such amounts are based. Any further significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenues stayed substantially the same increasing slightly by 0.6%, or $10,000, to $1.65 million in the 2012 Period from $1.64 million in the 2011 Period.

Expenses:

Commissions and related costs increased to approximately $28.21 million in the 2012 Period, which represents an increase of $0.69 million, or 2.5%, from the approximately $27.52 million reported for the 2011 Period. In general, commissions and related costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and related costs, as a percentage of commission revenue, were 85.0% for the 2012 Period, compared with 85.1% for the 2011 Period. Commissions and related costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and related costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and related costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and related costs the amortization related to the issuance of forgivable notes receivable, which amounts decreased by $59,000 during the 2012 Period when compared to the 2011 Period. Prospectively, we would expect this cost to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where we pay the costs associated with operating the Boca Branch.

Employee compensation and benefits increased by a moderate 1%, or $40,000, to $3.34 million in the 2012 Period compared with the $3.30 million reported for the 2011 Period. We also include within employee compensation and benefits the net expenses related to the issuance of common stock and CSEs to our employees. For the 2012 and 2011 Periods, a total of $383,000 and $332,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased by 10%, or $34,000, to $386,000 in the 2012 Period from $352,000 in the 2011 Period. This increase was due primarily to increased costs associated with our document imaging system, as well as certain equipment leases, as well as the absence in the 2012 Period of refunds received related to common area maintenance.

Communications expense decreased by $52,000, or 18%, to $232,000 in the 2012 Period from $284,000 in the 2011 Period due primarily to a decrease in website maintenance and development costs in the 2012 Period compared with the 2011 Period.

Depreciation and amortization expense increased by $15,000, or 18%, to $101,000 for the 2012 Period. This increase is due primarily to the addition of leasehold improvements in connection with our relocation and enhancements made to the commission system.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased to $1.53 million during the 2012 Period from $1.47 million during the 2011 Period. This $60,000 or 4% increase was due primarily to increases in insurance costs of $42,000, consulting fees of $73,000, and $70,000 in legal, accounting and litigation costs, which increases were only partially offset by decreases in bad debt expense of $33,000, travel and related costs of $46,000, and advertising and promotion costs of $18,000. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and CSEs, such as options, to non-employees. For the 2012 and 2011 Periods, a total of $82,000 and $69,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income taxes was $671,000 for the 2012 Period compared to $570,000 for the 2011 Period. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets.

Net Income:

For the 2012 Period, we generated net income of $884,000, or $0.03 per basic and diluted share, as compared to net income for the 2011 Period of $954,000, or $0.04 per basic and $0.03 per diluted share.

Liquidity and Capital Resources

Cash provided by, or used in, operating activities for any period includes the net income for that period adjusted for non-cash items and the effects of changes in working capital. Net cash provided by operating activities during the 2012 Period totaled $1.4 million, which was primarily due to net income of $884,000 increased by non-cash adjustments of $465,000 of net stock-based compensation, $78,000 related to the amortization of notes receivable, and $101,000 related to depreciation and amortization.

Net cash used in investing activities during the 2012 Period was $23,000, which represented the purchase and retirement of property and equipment.

Net cash generated by financing activities during the 2012 Period was $48,000, which represented the receipt of $55,000 from the exercise of stock options, less dividends of $7,500 paid on our Series A Preferred Stock.

Overall, cash and cash equivalents increased during the 2012 Period by approximately $1.4 million to approximately $12.2 million at June 30, 2012 from approximately $10.8 million at December 31, 2011. This increase was due primarily to cash provided by operations, as previously described.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of June 30, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended June 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2012	Summit Financial Services Group, Inc.
(Registrant)

/S/ MARSHALL T. LEEDS
Marshall T. Leeds,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	/S/ STEVEN C. JACOBS
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