Form 10-Q
period 2012-09-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2012-11-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 6, 2012
Common Stock Par value $0.0001 per share	26,550,352

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, including: any adverse effect on the stock market and investor confidence in general, including, but not limited to, as a result of the economic recession, the “fiscal cliff” the sustainability and magnitude of the economic recovery, weak consumer confidence, high unemployment and/or global events, including economic instability among members of the European Union (including Greece and Spain), continued unrest in the Middle East, and the increase in oil prices; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; the industry’s increased reliance on technology, including complying with the rules and regulations related to, among other things, trading, privacy, and the use of social media; our ability to comply in a cost effective manner with increased regulation; our reliance on our clearing firms (directly) and other third parties (indirectly) to execute trades on behalf of our clients; advisors engaging in inappropriate activities that may adversely affect their clients; and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$12,459,711	$10,786,669
Deposits held at clearing brokers	128,812	128,779
Commissions receivable, net	2,036,516	1,865,118
Notes receivable, net	428,313	388,841
Other receivables, net	250,552	445,676
Securities owned, at fair value	30,241	8,587
Prepaid expenses and other assets	952,794	791,401
Property and equipment, net	430,964	546,821
Goodwill	500,714	500,714

TOTAL ASSETS	$17,218,617	$15,462,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$2,134,360	$2,150,638
Accrued commission expense	2,467,353	2,475,754

TOTAL LIABILITIES	4,601,713	4,626,392
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 26,565,264 issued and 26,550,352 outstanding at September 30, 2012 and 26,548,971 issued and 26,534,059 outstanding at December 31, 2011	2,655	2,656
Additional paid-in capital	13,160,741	13,122,572
Unearned stock-based compensation	(1,399,034)	(1,942,657)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Retained earnings (accumulated deficit)	863,413	(335,486)

TOTAL STOCKHOLDERS’ EQUITY	12,616,904	10,836,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,218,617	$15,462,606

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues
Commissions	$17,360,920	$16,195,086
Interest and dividends	232,473	275,940
Other	848,762	1,188,727

	18,442,155	17,659,753
Expenses
Commissions and related costs	14,847,878	13,822,192
Employee compensation and benefits	1,631,139	1,491,567
Occupancy and equipment	198,346	188,541
Communications	111,131	117,047
Depreciation and amortization	52,016	47,701
Other operating expenses	946,485	1,243,911

	17,786,995	16,910,959

Income before income taxes	655,160	748,794
Provision for income taxes	329,172	449,042

Net income	$325,988	$299,752

Basic income per common share	$0.01	$0.01

Diluted income per common share	$0.01	$0.01

Weighted average common shares outstanding:
Basic	26,670,082	26,091,666

Diluted	31,822,469	29,947,328

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues
Commissions	$50,555,223	$48,537,399
Interest and dividends	737,690	840,388
Other	2,497,888	2,827,978

	53,790,801	52,205,765
Expenses
Commissions and related costs	43,054,449	41,347,007
Employee compensation and benefits	4,971,329	4,794,295
Occupancy and equipment	584,285	540,239
Communications	342,888	401,152
Depreciation and amortization	153,117	133,380
Other operating expenses	2,474,584	2,716,881

	51,580,652	49,932,954

Income before income taxes	2,210,149	2,272,811
Provision for income taxes	1,000,000	1,019,422

Net income	$1,210,149	$1,253,389

Basic income per common share	$0.05	$0.05

Diluted income per common share	$0.04	$0.04

Weighted average common shares outstanding:
Basic	26,616,082	26,650,858

Diluted	31,748,614	31,157,408

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,210,149	$1,253,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,117	133,380
Stock-based compensation, net	605,039	540,937
Amortization of notes receivable	125,800	194,324
Changes in:
Deposits held at clearing brokers	(33)	(33)
Commissions receivable	(171,397)	(542,842)
Notes receivable	(165,291)	(142,701)
Other receivables	195,124	(588,308)
Prepaid expenses and other	(161,394)	292,585
Securities owned	(21,654)	(45,109)
Accounts payable and accrued expenses	(16,257)	423,055
Accrued commission expense	(8,402)	11,593

Net cash provided by operating activities	1,744,801	1,530,270
Cash flows from investing activities:
Purchase of property and equipment	(37,260)	(173,622)

Net cash used in investing activities	(37,260)	(173,622)
Cash flows from financing activities:
Payment of preferred stock dividend	(11,250)	(11,250)
Proceeds from exercise of stock options and warrants	117,414	48,245
Legal fees paid on the issuance of stock and options	(41,263)	—
Common stock share repurchase	(99,400)	(411,876)

Net cash used by financing activities	(34,499)	(374,881)

Net increase in cash and cash equivalents	1,673,042	981,767
Cash and cash equivalents at beginning of period	10,786,669	9,439,672

Cash and cash equivalents at end of period	$12,459,711	$10,421,439

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2012

NOTE 1—GENERAL

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the annual report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2011 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012. Furthermore, actual results for future periods could differ materially from those reported in this Form 10-Q, depending on a variety of factors, including: any adverse effect on the stock market and investor confidence in general, as a result of the economic recession, the “fiscal cliff”, the sustainability and magnitude of the economic recovery, high unemployment and/or global events, including economic instability among members of the European Union (including Greece and Spain), continued unrest in the Middle East, and the increase in oil prices; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; weak consumer confidence; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply in a cost-effective manner with increased regulation, and other risks. Additionally, certain sources of revenues that have historically been available to the Company have been or may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares, as well as remuneration paid by our clearing brokers. Our results may also be negatively impacted by recent and future reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive CSEs includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three- and nine-month periods ended September 30, 2012 and September 30, 2011, respectively, the Company has assumed the exercise, delivery or conversion of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended						For The Nine Months Ended
	September 30,						September 30,
	2012			2011			2012			2011
			Non-			Non-			Non-			Non-
	Total	Dilutive	Dilutive	Total	Dilutive	Dilutive	Total	Dilutive	Dilutive	Total	Dilutive	Dilutive
Options	17,396	12,103	5,293	17,596	10,171	7,425	17,396	12,103	5,293	17,596	11,876	5,720

Warrants	559	509	50	559	509	50	559	509	50	559	509	50

Deferred Stock	2,800	800	2,000	2,800	400	2,400	2,800	800	2,000	2,800	400	2,400

Preferred	144	—	144	144	—	144	144	—	144	144	—	144

Total CSEs	20,899	13,412	7,487	21,099	11,080	10,019	20,899	13,412	7,487	21,099	12,785	8,314
Shares Deemed Repurchased		(8,260)			(7,225)			(8,280)			(8,278)

Net Shares Deemed Issued		5,152			3,855			5,132			4,507
Basic Weighted Avg. Shares		26,670			26,092			26,616			26,651

Total Shares and CSEs		31,822			29,947			31,748			31,158

As of September 30, 2012, the Company had options, warrants and deferred shares outstanding entitling the holders thereof to purchase a total of approximately 20.9 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 144,000 shares of common stock.

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

On September 24, 2012, the Company repurchased an aggregate of 200,000 shares of its common stock owned by a shareholder, who is not an affiliate of the Company, in a privately negotiated transaction, at a purchase price of $0.50 per share.

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

The following schedule is intended to reflect the total fair market values of options and warrants issued to both employees and non-employees (net of recaptures) during the three- and nine-month periods ended September 30, 2012 and 2011, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options and warrants in the current and prior period:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
Fair market value of options issued—employees, net	$(1,970)	$508,304	$85,062	$648,994
Fair market value of options and warrants issued—non-employees, net	$8,418	$2,326	$10,612	$(23,331)
Fair market value of deferred stock issued, net	$—	$—	$—	$—
Net amortization expense—options issued to employees	$109,770	$98,543	$492,354	$430,954
Net amortization expense—options issued to non-employees	$30,623	$40,860	$112,685	$109,983

NOTE 3—INCOME TAXES

For the three- and nine-month periods ended September 30, 2012, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $329,000 and $1,000,000, respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2012. For the three- and nine-month periods ended September 30, 2011, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $449,000 and $1,019,000, respectively, based on the Company’s estimated effective tax rate for the year ended December 31, 2011. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, current tax expense divided by pre-tax book income) from period to period.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2012, Summit Brokerage had net capital of approximately $3.73 million, which was approximately $3.43 million in excess of its SEC-required minimum net capital of $0.30 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.23 to 1 at September 30, 2012. The amount of net capital during any period will fluctuate based on a number of factors, including the operating results for SBS. Net capital will also be impacted by contributions of capital to SBS from the Company, as well as distributions of capital from SBS to SFSG. During the nine-month period ended September 30, 2012, SBS distributed $1,900,000 to SFSG, of which $900,000 was distributed in the quarter ended September 30, 2012. During the nine-month period ended September 30, 2011, SBS distributed $900,000 to SFSG, which distribution was made in the quarter ended June 30, 2011.

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

	For The Three Months Ended September 30, 2011			For The Nine Months Ended September 30, 2011
	As Originally Presented	Reclassification	As Reclassified	As Originally Presented	Reclassification	As Reclassified
Revenues
Commissions	$16,183,325	$11,761	$16,195,086	$48,490,939	$46,460	$48,537,399
Other revenue	291,970	896,757	1,188,727,	1,019,156	1,808,822	2,827,978

	16,475,295	908,518	17,383,813	49,510,095	1,855,282	51,365,377

Expenses
Commissions and related costs	13,670,219	151,973	13,822,192	40,844,126	502,881	41,347,007
Communications	75,102	41,945	117,047	270,865	130,287	401,152
Other operating expenses	529,311	714,600	1,243,911	1,494,767	1,222,114	2,716,881

	$14,274,632	$908,518	$15,183,150	$42,609,758	$1,855,282	$44,465,040

NOTE 7—SUBSEQUENT EVENTS

On October 17, 2012, the Company filed Schedule TO with the United States Securities and Exchange Commission to provide eligible option holders with the opportunity to exchange some or all of their outstanding options. To be eligible to be exchanged, the options must have been granted under either the Company’s 2000 Incentive Compensation Plan, as amended (the “2000 Plan”) or its 2006 Incentive Compensation Plan, as amended (the “2006 Plan”), and have an expiration date between November 14, 2012 and December 31, 2014 (the “Eligible Options”). The Company will grant new options (the “New Options”) on the calendar day on which the Offer expires, which is the same calendar day on which any eligible options will be cancelled and exchanged for New Options (the “New Option Grant Date”). The expected New Option Grant Date is November 14, 2012. If the expiration date of the Offer is extended, the New Option Grant Date similarly will be extended. The New Options will have an exercise price equal to the greater of: (a) $0.80 per share, (b) the closing price of the Company’s Common Stock on the New Option Grant Date, and (c) the current exercise price of the Eligible Options which are being exchanged for New Options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and nine-month periods ended September 30, 2012 and 2011 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of October 31, 2012, we had approximately 310 financial advisors operating from approximately 220 offices located throughout the United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month and nine-month periods ended September 30, 2012 and 2011:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2012		2011		2012		2011
Insurance related products	$6,430,371	35%	$6,137,744	35%	$18,300,217	34%	$17,610,125	34%
Investment advisory fees	3,526,412	19	3,347,730	19	10,412,040	20	9,965,248	19
Mutual funds	3,207,669	17	2,731,833	16	9,179,970	17	8,027,924	15
Equities	2,398,541	13	2,373,877	13	7,162,499	13	8,258,370	16
Other commission income	1,797,927	10	1,603,902	9	5,500,497	10	4,675,732	9
Miscellaneous	1,081,235	6	1,464,667	8	3,235,578	6	3,668,366	7

Total	$18,442,155	100%	$17,659,753	100%	$53,790,801	100%	$52,205,765	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the three- and nine-month periods ended September 30, 2012, our revenues were positively impacted by an increase in the average production per financial advisor when compared with the comparable 2011 periods.

Although we expect our results, in general, to be impacted by macroscopic forces such as the state of the economy, as well as overall market conditions and investor confidence (including as a result of concerns about the federal budget deficit and “fiscal cliff”), we may experience fluctuations in our revenue that do not follow such trends, or mirror trends experienced by the financial services industry as a whole. This is because, given our size, we may add, or lose, financial advisors who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact our overall revenue, or mix of revenue, will be diminished. However, due to our size, it is possible that the addition or loss of financial advisors (and their customers) who focus on certain products over other products will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period which may not be representative of results in other periods or reflective of general market conditions or economic trends.

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

In addition to increased compliance costs, our earnings may also be negatively impacted by several other factors beyond our control, including overall adverse market performance resulting from declines in investor confidence, including, but not limited to, as a result of the economic recession, the “fiscal cliff” the sustainability and magnitude of the economic recovery, high unemployment and/or global events, including economic instability among members of the European Union (including Greece and Spain), continued unrest in the Middle East, and the increase in oil prices. Other factors that may negatively impact our operating results include, but are not limited to, problems that may result from our significant reliance on technology, especially related to the execution of orders on behalf of our customers, as well as the significant reliance on technology of our clearing firms and any other third parties with whom either they or Summit do business; low interest rates, which reduces the amount of compensation that Summit receives; and any uninsured losses resulting from our advisors engaging in inappropriate activities that may adversely affect their clients.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended September 30, 2012 (the “2012 Quarter”) and the comparable period in the prior year (the “2011 Quarter”), as well as the results of operations for the nine months ended September 30, 2012 (the “2012 Period”) and the comparable period in the prior year (the “2011 Period”). All amounts are approximate unless otherwise indicated.

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

Revenue:

Commission revenue of $17.36 million for the 2012 Quarter represents an increase of $1.16 million, or 7%, over the $16.20 million of commission revenue reported for the 2011 Quarter. For the 2012 Quarter, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2012 Quarter compared with the 2011 Quarter.

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

Interest and dividends decreased by $43,000, or 16%, from $276,000 in the 2011 Quarter to $232,000 in the 2012 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. This decline is due to an overall reduction in the interest income earned by our Clearing Brokers resulting from the overall decline in interest rates. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. The effect of any such reductions by our Clearing Brokers will vary depending upon the aggregate amount of the client balances upon which such amounts are based. Any further significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenue decreased by $341,000, or 29%, from $1,189,000 in the 2011 Quarter to approximately $849,000 in the 2012 Quarter. This decrease is due primarily to the inclusion in the 2011 Quarter, but not in the 2012 Quarter, of amounts received by the Company related to its national convention, which occured in October 2012.

Expenses:

Commissions and related costs increased to $14.85 million in the 2012 Quarter, which represents an increase of $1.03 million, or 7%, from the $13.82 million reported for the 2011 Quarter. In general, commissions and related costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and related costs, as a percentage of commission revenue, increased in the 2012 Quarter to 85.5% from 85.3% in the 2011 Quarter. Commissions and related costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and related costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and related costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and related costs the amortization related to the issuance of forgivable notes receivable, which amounts decreased by $10,000 during the 2012 Quarter when compared to the 2011 Quarter. Prospectively, we would expect our commission expense, as a whole, to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where we pay the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to $1.63 million in the 2012 Quarter, which represents an increase of approximately $140,000, or 9%, from the $1.49 million reported for the 2011 Quarter. This increase was due primarily to an increase in wages and employee benefits costs. Additionally, we include within employee compensation and benefits the net expenses related to the issuance of common stock and common stock equivalents to our employees. For the 2012 and 2011 Quarters, a total of $110,000 and $99,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased by 5%, or $9,000, to $198,000 in the 2012 Quarter from $189,000 in the 2011 Quarter. This increase was due primarily to increased costs associated with our document imaging system, as well as certain equipment leases.

Communications expense decreased by $6,000, or 5%, to $111,000 in the 2012 Quarter from $117,000 in the 2011 Quarter, due primarily to decreased telecommunications and website development and maintenance costs.

Depreciation and amortization expense increased by $4,000, or 9%, to $52,000 for the 2012 Quarter. This increase is due primarily to the addition of leasehold improvements in connection with the Company’s relocation, and enhancements to our technology infrastructure.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses decreased by $298,000, or 24%, to $946,000 during the 2012 Quarter from $1,244,000 for the 2011 Quarter. This decrease in costs was due to the inclusion in the 2011 Quarter, but not in the 2012 Quarter, of the expenses associated with the Company’s national convention, which occured in October 2012. During the 2012 Quarter, decreases in legal, accounting and litigation costs of $42,000 and travel and related costs of $61,000 were partially offset by increases in insurance costs of $23,000, advertising and promotion costs of $51,000, and employee recruiting costs of $17,000. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and CSEs, such as options, to non-employees. For the 2012 and 2011 Quarters, a total of $31,000 and $41,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income taxes was $329,000 and $449,000 for the 2012 and 2011 Quarters, respectively, representing effective tax rates of 50% and 60%, respectively. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets.

Net Income:

For the 2012 Quarter, we generated net income of $326,000, or $0.01 per basic and diluted share, as compared to net income for the 2011 Quarter of $300,000, or $0.01 per basic and diluted share.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Revenue:

Commission revenue of $50.56 million for the 2012 Period represents an increase of $2.02 million, or 4%, over the $48.54 million of commission revenue recorded for the 2011 Period. For the 2012 Period, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2012 Period compared with the 2011 Period.

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

Interest and dividends decreased by $102,000 or 12% from $840,000 in the 2011 Period to $738,000 in the 2012 Period. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. This decline is due to an overall reduction in the interest income earned by our Clearing Brokers resulting from the overall decline in interest rates. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. The effect of any such reductions by our Clearing Brokers will vary depending upon the aggregate amount of the client balances upon which such amounts are based. Any further significant reduction in our interest and dividend income could materially adversely affect our operating results.

Other revenues decreased by 12%, or $330,000, to $2.50 million in the 2012 Period from $2.83 million in the 2011 Period. This decrease is due primarily to the inclusion in the 2011 Period, but not in the 2012 Period, of amounts received by the Company related to its national convention which occured in October 2012.

Expenses:

Commissions and related costs increased to approximately $43.05 million in the 2012 Period, which represents an increase of $1.70 million, or 4%, from the approximately $41.35 million reported for the 2011 Period. In general, commissions and related costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and related costs, as a percentage of commission revenue, were 85.2% for the 2012 Period, and for the 2011 Period. Commissions and related costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and related costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and related costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and related costs the amortization related to the issuance of forgivable notes receivable, which amounts decreased by $69,000 during the 2012 Period when compared to the 2011 Period. Prospectively, we would expect our commission expense, as a whole, to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where we pay the costs associated with operating the Boca Branch.

Employee compensation and benefits increased by 4%, or $180,000, to $4.97 million in the 2012 Period compared with the $4.79 million reported for the 2011 Period. This increase was due primarily to an increase in wages and employee benefits costs. We also include within employee compensation and benefits the net expenses related to the issuance of common stock and CSEs to our employees. For the 2012 and 2011 Periods, a total of $492,000 and $431,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Occupancy and equipment costs increased by 8%, or $43,000, to $584,000 in the 2012 Period from $541,000 in the 2011 Period. This increase was due primarily to increased costs associated with our document imaging system, as well as certain equipment leases, as well as the absence in the 2012 Period of refunds received related to common area maintenance.

Communications expense decreased by $58,000, or 15%, to $343,000 in the 2012 Period from $401,000 in the 2011 Period, due primarily to decreased telecommunications and website development and maintenance costs.

Depreciation and amortization expense increased by $20,000, or 15%, to $153,000 for the 2012 Period form $133,000 in the 2011 Period. This increase is due primarily to the addition of leasehold improvements in connection with our relocation and enhancements made to our commission system.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses decreased to $2.47 million during the 2012 period from $2.72 million during the 2011 Period. This decrease in costs was due to the inclusion in the 2011 Period, but not in the 2012 Period, of the expenses associated with the Company’s national convention, which occured in October 2012. During the 2012 Period, increases in insurance costs of $66,000, legal, accounting and litigation costs of $28,000, consulting fees of $81,000, advertising and promotion costs of $34,000, and travel and related costs of $22,000 were only partially offset by decreases in certain of the costs we pay to be a public company of $28,000, the costs we pay to supply our office of $28,000, and licensing and regulatory fees of $14,000. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and CSEs, such as options, to non-employees. For the 2012 and 2011 Periods, a total of $113,000 and $110,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income taxes was $1,000,000 for the 2012 Period compared to $1,019,000 for the 2011 Period, representing an effective tax rate of 45% for each of Periods. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets.

Net Income:

For the 2012 Period, we generated net income of $1,210,000, or $0.05 per basic share and $0.04 per diluted share, as compared to net income for the 2011 Period of $1,253,000, or $0.05 per basic and $0.04 per diluted share.

Liquidity and Capital Resources

Cash provided by, or used in, operating activities for any period includes the net income for that period adjusted for non-cash items and the effects of changes in working capital. Net cash provided by operating activities during the 2012 Period totaled $1.74 million, which was primarily due to net income of $1.21 million increased by non-cash adjustments of $605,000 related to net stock-based compensation, $126,000 related to the amortization of notes receivable, and $153,000 related to depreciation and amortization, which amounts were partially offset by a decrease of $350,000 resulting from the effects of changes in working capital.

Net cash used in investing activities during the 2012 Period was $37,000, which represented the purchase of property and equipment.

Net cash used by financing activities during the 2012 Period was $34,000, resulting from the payment of $99,000 to repurchase shares of our common stock, $41,000 in legal fees related to the issuance of our common stock and options, and $11,000 in dividends on our Series A Preferred Stock. The payments were only partially offset by the receipt of $117,000 from the exercise of stock options.

Overall, cash and cash equivalents increased during the 2012 Period by approximately $1.67 million to approximately $12.46 million at September 30, 2012 from approximately $10.79 million at December 31, 2011. This increase was due primarily to cash provided by operations, as previously described.

We believe that our cash on hand along with our anticipated operating future cash flows, are sufficient to fund our operating needs for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of September 30, 2012. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2012, the Company issued 120,000 shares of its common stock to four individuals upon their exercise of a like number of outstanding options for the total consideration of approximately $60,000, or an average exercise price of approximately $0.50 per share. All of the shares of common stock were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, afforded by Section 4(2) of such Act. Additionally, on September 24, 2012, the Company repurchased an aggregate 200,000 shares of its common stock owned by a shareholder, who is not an affiliate of the Company, in a privately negotiated transaction, at a purchase price of $0.50 per share.

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

Date: November 14, 2012	Summit Financial Services Group, Inc.
(Registrant)

/s/ MARSHALL T. LEEDS
Marshall T. Leeds,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	/s/ STEVEN C. JACOBS
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