Form 10-K
period 2012-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2013-04-01
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the common stock held by non-affiliates was approximately $9.4 million based upon the price at which stock was sold at such date.

As of March 15, 2013, there were 20,326,006 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the exhibits to this Annual Report on Form 10-K have been incorporated by reference to the Registrant’s Registration Statement on Form S-4, dated September 15, 2004, and to various periodic reports (Forms 10-KSB, 10-QSB, and 8-K), publicly filed by the Registrant; and the Registrant’s Proxy Statements, filed on November 24, 2006, September 7, 2010 and October 5, 2012.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Summit” and the “Company” refer to Summit Financial Services Group, Inc., a Florida corporation, and, unless the context indicates otherwise, include our subsidiaries.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report on Form 10-K, depending on a variety of important factors, including: any adverse effect on the stock market and investor confidence in general, as a result of the economic recession, the sustainability and magnitude of the economic recovery, high unemployment and/or global events, including economic instability among members of the European Union (including Greece, Italy and Cyprus), continued unrest and political uncertainty in the Middle East, and the increase in oil prices; continued political instability in North Korea; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply in a cost effective manner with increased regulation; political gridlock in the United States, including the continuing impasse over the budget and the resulting sequester; and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”).

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

As of February 2013, we had approximately 300 producing financial advisors operating from approximately 225 offices located throughout the country, with approximately 51% of those offices located in the south, 17% located in the Midwest, 15% located in the north and 17% located in the west. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to three, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, who we refer to as affiliates. Such affiliates are required to maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. In many instances, these affiliates may have several financial advisors operating from their branch offices. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee.

We do not hold any funds or securities of our clients, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (an affiliate of Wells Fargo & Company) and Pershing LLC (an affiliate of BNY Mellon) as our clearing brokers (the “Clearing Brokers”). Our clearing arrangements provide us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These arrangements allow us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage. At December 31, 2012 and 2011, our Clearing Brokers held approximately 46,000 and 43,000 active client accounts, respectively. In addition to accounts held by our Clearing Brokers, our clients also have assets that are held directly by the various mutual funds, insurance companies, partnership sponsors and investment advisors with whom they have invested and for which Summit Brokerage serves as the broker-dealer of record.

Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2012		2011
Insurance related products	$24,666,110	34%	$22,730,678	33%
Investment advisory fees	14,101,056	19	13,068,786	19
Mutual funds	12,300,777	17	10,628,791	16
Equities	9,703,751	13	10,305,219	15
Other commission revenue	7,436,453	10	6,617,827	10
Other revenue	4,029,863	6	3,647,486	5
Interest and dividends	998,490	1	1,117,219	2

Total	$73,236,500	100%	$68,116,006	100%

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including investor confidence and the volatility of the trading markets (and its related impact on the attractiveness of various forms of investment products), as well as the overall net gain or loss of a significant number of financial advisors. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of future results, and may vary significantly from period to period. Furthermore, our mix of business in any particular period will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments (such as real estate instead of the equity markets), and the types of investments sold by newly added financial advisors to our Company, many of whom specialize in the sale of specific types of investment products.

In 2012 and 2011, we reported gross revenues and net income of $73.2 million and $1.59 million and $68.1 million and $1.46 million, respectively. During 2012, our revenues and earnings grew as a result of the ability to successfully recruit financial advisors during 2012 and the latter part of 2011, as well as due to an increase in the average production of those financial advisors that had been with us for at least 18 months prior to the end of 2012. Prospectively, we continue to believe that events that trigger the loss of investor confidence, including economic problems and uncertainty within the European Union, the geopolitical uncertainty of the Middle East, continued political instability in North Korea and concerns of a faltering domestic economy, including the sequester, will negatively impact our results of operations. Declining margins on an industry-wide basis may also lead to a reduction in our earnings. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished.

Broker-dealers, and their affiliated registered representatives, operate in a highly regulated industry. For 2013 and beyond, we expect our operating results to be impacted by the continued increase in the rules and regulations that govern how we and our advisors are required to conduct business. Many of these new rules, which were designed in response to the factors leading up to the market turmoil of 2008, as well as the Madoff scandal and other instances of corporate fraud, will require Summit Brokerage to devote considerable resources to their implementation, and subsequent monitoring. Significant new rules and regulations have and are being implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2011. Compliance with these provisions, as well as other regulatory initiatives, has resulted in, and is likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act and other regulations impact the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. In addition, changes in regulations may have the effect of reducing certain types of compensation received by Summit Brokerage, such as the SEC’s consideration of a rule that would limit the amount of 12b-1 fees that could be paid to a broker-dealer. See Regulation.

For 2013, we expect to continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of products and securities, namely investment advisory services and equity and fixed income products. Because of the numerous factors influencing a financial advisor’s decision to affiliate with us, there can be no assurance that we will be successful in our recruiting efforts. We may also pursue mergers with, or the acquisition of the assets of, other brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms (from both sellers as well as financing sources, if necessary), and there can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

As we continue to grow, we may also incur increases in expenses related to, among other things, commission expense (for financial advisors receiving accelerated payouts), marketing and recruiting, personnel, office space, compliance, and the amortization of forgivable loans provided to newly recruited financial advisors. There can also be no assurance that any increase in the Company’s overall gross margin from revenue growth will be sufficient to offset any increased expenses, or that the Company’s current gross margin (as both a percentage of total revenues as well as in absolute dollars) will not otherwise be adversely affected by factors beyond the control of the Company. For example, recent legislation, as well as initiatives undertaken by the regulatory agencies charged with overseeing the financial services industry, will have the effect of not only reducing sources of revenue to the Company, but also increasing the cost of compliance. Furthermore, the Company’s strategy of reinvesting a portion of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors, may negatively impact our future earnings should our future revenue growth be less than anticipated.

Based on our anticipated level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through 2013. However, depending on the size and terms of any transaction, our strategy of growth through acquisitions may necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing for this purpose could have a material adverse effect on our ability to execute our growth strategy to the extent desired.

Affiliate Program

Our primary method of operation is through an affiliate program, which allows financial advisors to operate as independent contractors. As of December 31, 2012, all but nine of our financial advisors were affiliates (or financial advisors operating from an affiliate’s branch office). A financial advisor who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including clearing and execution, rent, utilities, furniture, equipment, stock quotations, employee wages and benefits and general office supplies), although all of that branch’s revenues from securities brokerage transactions accrue to Summit Brokerage. In many instances, these affiliates may have several financial advisors operating from their branch offices. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they and any other financial advisors operating from their branch generate. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including the costs of providing clearing and execution, employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

Typically, Summit Brokerage has recruited affiliates that have offices comprised of between one and three financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we may also target larger offices comprised of many financial advisors. Because of the size of these offices, we may be required to pay a greater percentage of the office’s commissions than we would pay to a smaller office. As a result, if we are successful, we may experience a potential decline in our gross margin percentage.

Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals, such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, typically possess the requisite licenses and experience to affiliate with Summit Brokerage. Affiliation enables these professionals to offer financial products and services to their clients through Summit Brokerage and earn commissions and fees for these transactions and services. Affiliates are given discretion to structure their own practices and to specialize in different areas of the securities business, subject to Summit Brokerage’s supervisory procedures as well as compliance with applicable regulatory requirements. Affiliates may be permitted to conduct other approved businesses unrelated to their brokerage or advisory activities, such as offering fixed insurance products and accounting, estate planning and tax services, among others.

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

Commission and Fee Revenue

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

Insurance Related Products. Our financial advisors offer variable and fixed annuities and life insurance products to their clients through SBSIA, which has executed agency agreements with various national insurance companies and insurance marketing organizations. As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested in an annuity, or, in the case of life insurance, some percentage of the premium. In 2012 and 2011, the Company earned gross commissions of approximately $24.7 million and $22.7 million, respectively, from the sale of insurance and annuity products, representing approximately 34% and 33%, respectively, of our total revenue.

Investment Advisory Fees. Through our investment advisor, SFG, we provide investment advisory services to clients, including through the use of independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment advisor in 37 states and the District of Columbia. Clients who utilize our investment advisory services pay an annual fee, payable quarterly, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage (or, in certain cases, which have been placed with an outside, third-party money manager). In general, a client will pay from 1.0% to 3.0%, on an annual basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor may also change. Periods during which the market value of securities are declining will generally result in a decrease in the investment advisory fees that we receive that are based on the asset values of client portfolios, while periods during which the market value of securities are increasing will generally result in an increase in the investment advisory fees that we receive that are based on the asset values of client portfolios. Because clients with managed accounts are paying this fee, they are generally not charged a per-transaction commission or other fees each time a transaction is effected in their accounts. In addition, we provide financial planning services for clients, which fees are included as investment advisory fees. In 2012 and 2011, we earned investment advisory fees of approximately $14.1 million and $13.1 million, respectively, representing approximately 19% of our total revenue in each of the years.

Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares, depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees (known as 12b-1 fees, or trail commissions) based upon the client’s investment maintained in particular funds. For 2012 and 2011, we earned gross commissions of approximately $12.3 million and $10.6 million, respectively, from mutual fund transactions, representing approximately 17% and 16%, respectively, of our total revenue.

Equities. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. For 2012 and 2011, we earned gross commissions of approximately $9.7 million and $10.3 million, respectively, on equity transactions, representing approximately 13% and 15%, respectively, of our total revenue.

Other Commission Revenue. Included under Other Commission Revenues are commissions generated in connection with the sale of products not included elsewhere, such as fixed income securities, options and alternative investments. For 2012 and 2011, we earned gross commissions of approximately $7.4 million and $6.6 million, respectively, from such transactions, representing approximately 10% of our total revenue in each of the years.

Interest and Dividends

Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields have declined, so has the amount that Summit Brokerage receives. Reductions in the amounts paid to Summit have become increasingly more frequent, resulting in significant declines from this revenue source. Furthermore, the likelihood of additional reductions is great should interest rates remain at their low levels. Unless Summit Brokerage is able to offset these decreases with proportionate increases in the balances upon which such amounts are earned, our earnings will continue to be negatively impacted, as was the case in each of 2011 and 2012. Furthermore, additional reductions into 2013 and beyond will continue to adversely affect our operating results, with significant reductions potentially having a material adverse impact on the Company’s operating results. In 2012 and 2011, we earned approximately $998,000 and $1.1 million, respectively, of such compensation, which amounts are included in the accompanying Consolidated Statements of Income as interest and dividend revenue.

Other Revenue

Other Revenue represents fees generated by the Company primarily from providing services and administration and from acting as a principal in certain types of fixed income transactions. For 2012 and 2011, we generated approximately $4.0 million and $3.6 million, respectively, from such transactions, representing approximately 6% and 5%, of our total revenue.

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

In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of services to, our clients would be negatively impacted, which could, in turn, have a material adverse effect on both our revenues and our earnings.

Seasonality and Cyclical Factors

Our revenues are affected only slightly by the traditional U.S. vacation and holiday seasons. Our revenues may be more adversely affected by cyclical factors, such as financial market downturns, as well as problems or recessions in the U.S. or global economies. These downturns may cause investor concern, which has historically resulted in fewer transactions and less investing through broker-dealers, such as Summit Brokerage, thereby reducing our revenues and potential profits. Such conditions might also expose us to the risk of being unable to raise additional capital, if needed, to offset related significant reductions in earnings.

Competition

We encounter intense competition in all aspects of our business. In general, we compete directly with other providers of financial services focused on meeting the needs of individual investors. Some of the strongest competition comes from companies that have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. Firms such as Merrill Lynch & Co., Inc. (a wholly owned subsidiary of Bank of America Corporation), Morgan Stanley Smith Barney LLC (part of Citigroup Global Markets, Inc.), Wells Fargo Advisors LLC (a wholly owned subsidiary of Wells Fargo Bank), the Charles Schwab Corporation and Edward D. Jones & Co., L.P., have collectively garnered a significant percentage of the overall retail financial services industry. Furthermore, we compete with numerous regional and local securities firms, as well as with firms that provide online trading and discount brokerage services, such as E*TRADE Financial Corp., TD Ameritrade Holding Corporation, Charles Schwab & Co. and Fidelity Brokerage Services LLC. Additionally, increasing competition continues from other sources, such as commercial banks, insurance companies, and accounting and consulting firms that have entered the securities industry. We believe that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel, the relative prices of services and products offered, and the reputation of the firm.

In addition to competing for clients, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs, such as Raymond James Financial, Inc. and LPL Financial Services. Historically, Summit Brokerage has relied on the use of both in-house, as well as outside recruiters, together with advertising campaigns designed to attract financial advisors. In January 2011, Summit Brokerage retained the services of Don Shula, the former coach of the Miami Dolphins and a National Football League Hall of Fame Inductee, as its corporate spokesperson for the recruiting of financial advisors. Under certain circumstances, Summit Brokerage may provide, in the form of either forgivable or non-forgivable loans, amounts to newly recruited financial advisors as an incentive for becoming affiliated with the firm. Alternatively, Summit Brokerage may offer newly recruited advisors a higher payout than they would otherwise receive for a limited period of time (e.g., 6 months - 36 months). Summit Brokerage may also agree to reimburse financial advisors for certain costs incurred by them in connection with their transition to the firm. Forgivable loans are typically amortized over a period of not more than 48 months, while non-forgivable loans are repaid by the financial advisor through the withholding of a certain percentage of the financial advisor’s monthly gross production until the note has been repaid in full. All loans typically require the personal guarantee of the financial advisor. In many instances the amount of loans made available by Summit Brokerage may be less than the amount of loans made available by our competitors, many of whom have greater financial resources than the Company.

We have also not undertaken any significant marketing efforts designed to attract retail clients. Instead, we rely on each financial advisor to attract his/her own clientele, which typically occurs through referrals from other clients. Additionally, many of our financial advisors hold seminars to educate potential clients about various investment opportunities, as well as undertake other marketing initiatives.

Employees

As of March 15, 2013, we employed 76 full-time people, including six executives, 55 others in general staff positions and 15 in sales and sales-related positions (including nine producing financial advisors). As of March 15, 2013, there were approximately 370 registered persons licensed with Summit Brokerage, the majority of which are producing financial advisors engaged by us as independent contractors, although approximately 40 are engaged as full-time employees (including approximately 30 in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

The SEC, the self-regulatory organizations, including FINRA, and state regulatory agencies also have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment advisor, and their registered representatives, employees or officers. Also, recent legislation, such as the Dodd-Frank Act (which was enacted in response to, among other things, the factors leading up to the market turmoil of 2008), changes in the rules and regulations promulgated by the SEC or self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisors. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the potential implementation of a more stringent fiduciary standard for broker-dealers, enhanced regulatory oversight of incentive compensation, and the potential establishment of a new, or the expanding jurisdiction of an existing, self-regulatory organization to oversee investment advisors. Compliance with these provisions has resulted in, and is likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such applicable regulations called for under the Dodd-Frank Act have been finalized and implemented. The stated purpose of much of the regulation of broker-dealers and investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisors.

As in the past, many of the changes to the rules and regulations that govern the financial services industry will be driven by the concerns among regulators, legislators and the public about the fairness of the dealings and the openness of the disclosures, of those who provide financial services, including broker-dealers and investment advisors.

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

•

Changes to ERISA, Section 408(b)(2), requiring, in general, the expanded disclosure of the services being provided by, the status of (e.g., fiduciary versus non-fiduciary), and the compensation being earned by, the provider of such services to pension funds;

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

As a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisors Act”), our investment advisory subsidiary is subject to the regulations under both the Investment Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things:

•	limitations on the ability of investment advisors to charge clients performance-based or non-refundable fees;

•	record-keeping and reporting requirements;

•	disclosure requirements;

•	limitations on principal transactions between an advisor or its affiliates and advisory clients; and

•	general anti-fraud prohibitions.

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

There can be no assurance that the findings of any regulatory agencies will not result in subjecting Summit Brokerage and its principals and financial advisors to some form of disciplinary action, including fines. In addition, regulators may put restrictions on Summit Brokerage’s ability to grow. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy. In addition, no assurance can be given as to our ability to comply with any increased regulation in a cost-effective manner.

Item 2.	Properties

In December 2009, the Company entered into two separate lease agreements for office space in Boca Raton, Florida to replace four lease agreements that expired on January 31, 2010. The first lease (“Lease Agreement”) is for 13,554 square feet of office space to house the corporate headquarters for the Company’s operations. The current term of the Lease Agreement is from February 1, 2010 through August 31, 2017, with the Company having the option to extend the Lease Agreement for two five-year renewal terms. Initial base rent is approximately $23,719 per month, subject to certain fixed increases over the course of the term, as set forth in the Lease Agreement. The second lease (“Second Lease Agreement”) is for 4,264 square feet of office space to house certain financial advisors. The Second Lease Agreement, which was originally effective as of August 1, 2010, was amended on January 14, 2010 to provide for occupancy effective as of March 1, 2010, and again on February 28, 2013, to extend the term to coincide with the expiration of the Lease Agreement. The current term of the Second Lease Agreement is from March 1, 2010 through August 31, 2017, with the Company having the option to extend the Second Lease Agreement for two five-year renewal terms. Initial base rent is approximately $7,462 per month, subject to certain fixed increases over the course of the term, as set forth in the Second Lease Agreement.

Total rent expense, including month-to-month leases for the years ended December 31, 2012 and 2011, was approximately $762,000 and $715,000, respectively.

Summit Brokerage also leases certain equipment under operating leases, which provide for minimum monthly payments of approximately $3,000 through December 2015.

Item 3.	Legal Proceedings

The Company is presently and regularly involved in legal proceedings in the ordinary course of our business, including lawsuits, arbitration claims, regulatory and/or governmental subpoenas, investigations and actions, and other claims. Many of our legal proceedings are initiated by our advisors’ clients and involve the purchase or sale of investment securities. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position.

Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, litigation involving the securities brokerage industry has continued to increase, including class action and other lawsuits that generally seek substantial damages, including, in some cases, punitive damages. Furthermore, given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, no assurance can be given that Summit Brokerage may not be subjected to a potentially significant increase in the number of proceedings to which it may be named as a party. Summit Brokerage currently maintains errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. There can be no assurance, however, that Summit Brokerage will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. In certain instances, our errors and omissions insurance carrier may seek to treat a series of similar claims as “interrelated claims”, which would allow the insurance carrier to aggregate similar claims for purposes of determining their coverage limits. Such treatment may have a material adverse effect on the Company. Further, management evaluates whether or not to establish reserves for pending litigation. There is no assurance that, absent sufficient insurance coverage, the reserves will be adequate to cover any awards against Summit Brokerage. While it is not possible to determine with certainty the outcome of these matters of which we are currently aware, we are of the opinion that the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

In March 2011, the Company became aware that a financial advisor operating from one of its branch offices may have misappropriated funds. In connection therewith, the Company undertook an investigation, including notifying FINRA. The Company also notified, or attempted to notify, clients of the advisor. The Company also notified its fidelity bond carrier. During 2011, the Company settled with two of the four identified parties representing approximately 95% of the total known loss. The Company was subsequently reimbursed by its fidelity bond carrier. While it is not possible to determine with certainty the ultimate outcome of this matter, and in particular, whether additional claims may be forthcoming, based on the information currently available to the Company, management is of the opinion the resolution of this matter will not have a material adverse effect on our financial position or operating results.

Summit Brokerage is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including FINRA, the SEC, and the various securities commissions of the states and jurisdictions in which we operate and/or have clients. As part of the regulatory process, Summit Brokerage is subject to routine examinations, the purpose of which is to determine its compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that Summit Brokerage has violated certain of these rules and regulations. Where possible, Summit Brokerage endeavors to correct such asserted violations as soon as possible. In certain circumstances, and depending on the nature and extent of the violations, Summit Brokerage may be subject to disciplinary action, including fines. In addition, other aspects of our business, including our investment advisory activities and the sale of insurance products, are subject to regulatory authority, and no assurance can be given that we will not be subject to any form of action, including fines and/or penalties.

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

Market Information

Our common stock is traded in the over-the-counter market and is currently quoted on the electronic bulletin board under the symbol “SFNS.OB”. The following table represents the range of the high and the low bid prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2012. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	Low	High
Fiscal Quarter Ended
March 31, 2012	$0.60	$0.73
June 30, 2012	$0.38	$0.70
September 30, 2012	$0.67	$0.73
December 31, 2012	$0.60	$0.70

March 31, 2011	$0.70	$0.80
June 30, 2011	$0.55	$0.73
September 30, 2011	$0.31	$0.70
December 31, 2011	$0.52	$0.75

On March 15, 2013, the closing price of our common stock was $0.72 and we had approximately 140 holders of record.

Dividends and Dividend Policy

We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. With respect to our Series A Preferred Stock, we paid or accrued a total of $15,000 in dividends during each of 2012 and 2011, and had accrued dividends of $32,376 as of December 31, 2012 and $29,376 as of December 31, 2011.

Issuer Purchase of Equity Securities in the Fourth Quarter

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 — October 31, 2012	0	0	0	0
November 1, 2012 — November 30, 2012	0	0	0	0
December 1, 2012 — December 31, 2012(1)	6,351,532	$0.795	0	0

Total	6,351,532	$0.795	0	0

(1)	On December 20, 2012, in a privately negotiated transaction, we repurchased an aggregate 4,000,000 shares of our common stock owned by Antares Capital Fund III Limited Partnership (“Antares”), for a purchase price of $0.825 per share. In conjunction with the repurchase, certain rights held by Antares were terminated, including Stock Purchase Rights, Registration Rights, Co-Sale and Voting Rights and Board Participation Rights. On December 31, 2012, in a privately negotiated transaction, we repurchased an aggregate 2,351,532 shares of our common stock from Vertigo Capital LP and certain of its affiliates, for a purchase price of $0.745 per share.

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Clearing Arrangements. Summit Brokerage does not carry accounts for clients or perform custodial functions related to clients’ securities. Summit Brokerage introduces certain of its client transactions to its Clearing Brokers, which maintain the clients’ accounts and clears such transactions. These activities may expose us to significant risk in the event that clients do not fulfill their obligations with the Clearing Brokers since Summit Brokerage has agreed to indemnify the Clearing Brokers for any resulting losses. Any such client-related losses are typically charged to the client’s financial advisor, as a result of such financial advisor agreeing to indemnify Summit Brokerage against such losses. In the event the financial advisor is unable or unwilling to fulfill their indemnification obligation, Summit Brokerage will bear the loss. Losses related to these types of activity have historically not been material.

Customer Claims, Litigation and Regulatory Matters. In the normal course of business as a broker-dealer, investment advisor, and insurance agent, we are subject to client-related complaints relating to the manner in which client accounts are handled by our financial advisors. When the complaint relates to the sale of securities, both Summit Brokerage and the client are typically obligated to seek resolution through arbitration. When the complaint is not client-related, or does not relate to the sale of securities, such matters will be resolved pursuant to the terms of the governing agreement or contract or, if no such agreement or contract exists, through an otherwise appropriate forum. The Company maintains various types of insurance to reduce exposure relating to possible claims, including errors and omissions insurance, directors’ and officers’ liability insurance and employment practices liability insurance. Due to the uncertain nature of litigation in general, we are unable to estimate with a high degree of precision a range of possible loss related to arbitration or litigation filed against us, but based on our historical experience and consultation with counsel, we reserve an amount we believe will be sufficient to cover any damages assessed against us. However, it is possible that the actual amounts required to be paid by us will exceed the reserved amount. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and our reserves are inadequate, our income would be reduced. Furthermore, our ability to reasonably estimate the amount of damages that may be assessed may be hampered by the introduction of all lay-person arbitration panels. Industry studies have shown that such panels tend to award larger amounts to clients than those panels upon which at least one industry-associated person sits. Such costs may have a material adverse effect on our future financial position, results of operations or liquidity.

Valuation of Deferred Tax Assets. We account for income taxes in accordance with U.S. generally accepted accounting principles, which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax assets as of December 31, 2012, which consisted principally of unrecognized stock-based compensation, the amortization of client list and goodwill and the net effect of timing differences, amounted to approximately $1.88 million. We have determined that a valuation allowance at December 31, 2012 was necessary to fully offset such deferred tax asset based on the likelihood of future realization.

Expense Recognition of Employee Stock Options, Warrants and Deferred Stock Units. We account for all option, warrant and deferred stock unit (including those issued to both employees and non-employees of Summit Brokerage) issuances using a fair market value method. In connection therewith, we record, upon the issuance of each option, warrant and deferred stock unit, unearned stock-based compensation in an amount equal to the number of shares covered by the option, warrant and deferred stock unit multiplied by the fair value per option, warrant or deferred stock unit. The amount recorded as unearned stock-based compensation is then amortized over the vesting period of the option, warrant or deferred stock unit. Consequently, the total expense recognized in the current period represents the amortized portion, if any, of the fair value of all outstanding options, warrants and deferred stock units (net of recaptures, if any).

See the notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information concerning our accounting policies.

The following discussion and analysis of our financial condition and results of its operation for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Annual Report.

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

Overview

Summit Financial Services Group, Inc., through its primary operating subsidiary, Summit Brokerage Services, Inc., provides full-service securities brokerage through a network of approximately 300 producing financial advisors serving retail and, to a much lesser extent, institutional client accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities Financial Network in January 2003, our approximately 225 other branch offices are owned and operated by independent owners, who maintain appropriate licenses and are responsible for all office overhead and expenses. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%-90%.

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

	2012		2011
Insurance related products	$24,666,110	34%	$22,730,678	33%
Investment advisory fees	14,101,056	19	13,068,786	19
Mutual funds	12,300,777	17	10,628,791	16
Equities	9,703,751	13	10,305,219	15
Other commission revenue	7,436,453	10	6,617,827	10
Other revenue	4,029,863	6	3,647,486	5
Interest and dividends	998,490	1	1,117,219	2

Total	$73,236,500	100%	$68,116,006	100%

Summit Brokerage is a fully disclosed broker-dealer, and therefore relies on its Clearing Brokers to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Additionally, because the Clearing Brokers provide us with access to many other financial products and services that we would not otherwise be able to offer, we are able to provide our clients with products and services comparable to much larger brokerage firms. In exchange for providing these services, the Clearing Brokers typically charge us a fee every time they effect a transaction on behalf of the firm or its clients.

In 2012 and 2011, we reported gross revenues and net income of $73.2 million and $1.59 million and $68.1 million and $1.46 million, respectively. During 2012, our revenues and earnings grew as a result of the ability to successfully recruit financial advisors during 2012 and the latter part of 2011, as well as due to an increase in the average production of those financial advisors that had been with us for at least 18 months prior to the end of 2012. Prospectively, we continue to believe that events that trigger the loss of investor confidence, including as a result of economic problems and uncertainty within the European Union (including Greece, Italy and Cyprus), the geopolitical uncertainty of the Middle East and the increase in oil prices, continued political instability in North Korea, and concerns of a faltering domestic economy, including the sequester, will negatively impact our results of operations. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished.

In addition to the factors described above, our operating results in 2013 and beyond may be negatively impacted by several other factors, including, but not limited to, increased costs required to become compliant with the extensive regulatory reforms recently enacted (as well as proposed reforms), the potential loss of revenue sources related to such regulatory reforms, Summit Brokerage’s decision to focus on expanding its marketing and recruiting efforts, and an overall reduction of margins on an industry-wide basis.

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

Our business plan is focused primarily on increasing our network of affiliated financial advisors, which permits us to expand our base of revenue and our network for the retail brokerage of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch, however, we may evaluate potential acquisitions, including those that would result in acquired financial advisors becoming employees of Summit Brokerage. Typically, Summit Brokerage has recruited offices comprised of between one and three financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we may target larger offices comprised of many financial advisors. Because of the size of larger offices, we may be required to pay a greater percentage of the offices’ commissions than we would pay to a smaller office. As a result, if we are successful in acquiring a larger office, of which no assurance can be given, we may experience a potential decline in our gross margin percentage.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Although the markets have recently enjoyed all-time highs, our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income (or losses) in any particular period that may not be representative of future results and may vary significantly from period to period. Furthermore, we have determined that our long-term growth strategy can best be maximized through the reinvestment of a portion of our earnings into the development of our infrastructure and recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, our future earnings may be significantly less than in prior years.

Results of Operation

The following discussion relates to the results of operations for the fiscal year ended December 31, 2012 (“2012”), compared to the results of operations for the fiscal year ended December 31, 2011 (“2011”). All amounts are rounded.

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Revenue:

Commission revenue of $68.21 million for 2012 represents an increase of $4.86 million, or 8%, over the $63.35 million of commission revenue reported for 2011. During 2012, our revenues and earnings grew as a result of the ability to successfully recruit financial advisors during 2012 and the latter part of 2011, as well as due to an increase in the average production of those financial advisors that had been with us for at least 18 months prior to the end of 2012.

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

Interest and dividend income decreased by $120,000, or 11%, from $1.12 million in 2011 to $998,000 in 2012. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. As interest rates and yields have declined, so has the amount that Summit Brokerage received. During 2012, the percentage paid to Summit by one of its Clearing Brokers was reduced from prior year levels. That same Clearing Broker has advised the Company of an additional reduction for 2013. Going forward, we believe that the likelihood of additional reductions is great should interest rates remain at their low levels. Unless Summit Brokerage is able to offset these decreases with proportionate increases in the balances upon which such amounts are earned, our earnings will continue to be negatively impacted, as was the case in each of 2011 and 2012. A significant reduction in such overall compensation may have a material, adverse impact on the Company’s operating results.

Other revenue increased by approximately $380,000, or 10%, from $3.65 million in 2011 to $4.03 million in 2012. Other revenue represents fees generated by the Company primarily from providing services and administration and acting as a principal in certain fixed income transactions.

Expenses:

Commissions and related costs increased to $58.14 million in 2012, representing an increase of $4.09 million, or 8%, over the $54.05 million reported in 2011. In general, commissions and related costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and related costs, as a percentage of commission revenue, decreased slightly in 2012 to 85.2% from 85.3% in 2011. Prospectively, this amount may increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch. In addition to the commission expense we pay to our financial advisors, we also include certain costs that are either billed, or credited, to Summit Brokerage by its Clearing Brokers, other than those related to clearance and execution.

Employee compensation and benefits increased to $6.50 million in 2012, which represents an increase of $.26 million, or 4%, over the $6.24 million reported for 2011. This increase is due primarily to an increase in salaries, as well as non-discretionary bonus payments. Also included with employee compensation and benefits is the cost we recognize related to the issuance of common stock and equivalents (e.g., options) to our employees. For 2012 and 2011, a total of $584,000 and $577,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock-based compensation.

Occupancy and equipment costs increased to $778,000 in 2012, which represents an increase of $45,000, or 6%, from the $733,000 reported for 2011. This increase was due primarily to the annual increase in common area maintenance costs passed through by our landlord, as well as to costs that we incurred in connection with our efforts to create a paperless office environment.

Communications costs decreased by $70,000, or 13%, to $457,000 during 2012 from $527,000 during 2011. This decrease in costs was due primarily to enhancements to the Company’s technology infrastructure during 2011, including its website.

Depreciation and amortization expense increased to $203,000 in 2012, which represents an increase of $20,000, or 10%, from the $183,000 reported for 2011. This increase was due primarily to the addition of software during 2012 and the second half of 2011.

Other operating expenses include the general and administrative costs incurred by us, to the extent such costs are not included elsewhere. Other operating expenses increased by $260,000, or 7%, to $3.83 million during 2012 from $3.57 million for 2011. During 2012, professional fees and other costs increased, by $244,000, or 72%, from $337,000 in 2011 to $581,000 in 2012. This increase was due primarily to an increase in legal fees and accrued litigation/settlement costs. The costs that we pay for insurance also increased, to $659,000 in 2012 versus $582,000 in 2011, representing an increase of 13%. These increases in costs were only partially offset by a decrease in certain costs that we pay to acquire and retain financial advisors. During 2012, these costs decreased by $70,000, or 4%, from $1.71 million in 2011 to $1.64 million in 2012. We also include within other operating expenses the costs related to the issuance of common stock and equivalents to our independent financial advisors. For 2012 and 2011, a total of approximately $149,000 and $133,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock-based compensation.

Net Income:

For 2012, we reported net income of $1.59 million, or $0.06 per basic share and $0.05 per diluted share. For 2011, we reported net income of $1.46 million, or $0.05 per basic share and diluted share. Our performance in 2012 was positively impacted by an increase in commission revenues resulting primarily from an increase in the average production per financial advisor.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $2.34 million in 2012, compared to $1.71 million during 2011. Net cash provided by operating activities represents net income adjusted for certain non-cash expenses such as depreciation and amortization. Net cash provided by operations is also impacted by changes in the balances of current assets and liabilities (exclusive of cash and equivalents). Although non-cash expenses were approximately the same in both 2012 and 2011, the net change in the balances of current assets and liabilities was significantly different in 2012 compared to 2011. For 2012, the net change in current asset and liability accounts resulted in a reduction of $380,000 when computing net cash provided by operations, compared with a net reduction of $857,000 for 2011. Cash and cash equivalents decreased during 2012 by $2.82 million to $7.97 million.

During 2012, we purchased $68,000 of property and equipment, compared to $192,000 purchased during 2011. For 2013, the Company does not anticipate incurring significant capital expenditures for furniture, equipment and leasehold improvements.

Financing activities resulted in a net use of cash of approximately $5.10 million during 2012. During 2011, financing activities used net cash of $170,000. The primary reason for the decrease in cash provided by financing activities was the purchase and retirement (as well as the termination of certain rights held by Antares, including Stock Purchase Rights, Registration Rights, Co-Sale and Voting Rights and Board Participation Rights), during 2012, in privately negotiated transactions, of 6.56 million shares of our common stock from shareholders for $5.15 million. During 2012, options were exercised for aggregate consideration of $162,000, which proceeds were partially offset by the payment and accrual of $15,000 in Preferred Stock dividends. This compares with aggregate proceeds from the exercise of options and warrants of $257,000 during 2011, which was partially offset by the payment and accrual of $15,000 in Preferred Stock dividends.

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

Our business could be harmed by market volatility, declining investor confidence, declines in general economic conditions and other securities industry risks. As a provider of financial products and services, we are affected by economic and political conditions over which we have no control. These conditions may directly and indirectly impact a number of factors that may be detrimental to our operating results, including reduced investor confidence, a slowdown in economic activity, declining or volatility in interest rates, and changes in volume and price levels of the securities markets. Although the markets have recently enjoyed all-time highs, these types of conditions have historically resulted in a reduction in the value and attractiveness of certain types of investments, which will negatively impact our operating results. In periods during major stock market declines, many firms in the securities industry suffer financial losses, and the level of individual investor confidence (and trading activity) decreases after these events as many investors leave the equity market for real estate or other investments. When investor confidence and trading volume is low, our profitability is adversely affected because a portion of our costs do not vary with revenue. For these reasons, severe market fluctuations can have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines and/or greater financial resources might withstand a downturn in the securities industry better than we could.

In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, and in the failure of Summit Brokerage’s clients to fulfill their credit and settlement obligations. Summit Brokerage permits its clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser’s indebtedness. If the clients are unable or unwilling to provide additional collateral for these loans, Summit Brokerage may lose money on these margin transactions because it is required to indemnify its Clearing Brokers. This may cause Summit Brokerage to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults. Furthermore, a tightening of credit, or a change in the requirements related to the use and maintenance of margin accounts, could result in a reduction in the number of brokerage transactions executed by Summit Brokerage’s clients. The resulting lack of available credit, including as a result of a lack of confidence in the financial markets, could have a material adverse effect on Summit Brokerage’s financial condition and results of operations, as well as its access to capital.

We receive additional compensation from certain product vendors (e.g., insurance companies and mutual funds), which amounts are used to offset the costs associated with, among other things, our sponsored meetings of our financial advisors. For 2013, we expect many of such vendors to reduce or eliminate such additional compensation. Depending on the amount of such reduction or elimination of such payments, our operating results would be negatively impacted.

In addition to the factors described above, our operating results in 2013 and beyond may be negatively impacted by several other factors, including, but not limited to, increased costs required to become compliant with the extensive regulatory reforms recently enacted (as well as proposed reforms), the potential loss of revenue sources related to such regulatory reforms, Summit Brokerage’s decision to focus on expanding its marketing and recruiting efforts, and an overall reduction of margins on an industry-wide basis.

We believe that the factors that have affected both the economy, in general, and the financial markets, in particular, during 2011 and 2012 may continue for the foreseeable future, and that the Company’s operating results may be negatively impacted as a result thereof.

Our earnings can be negatively impacted by declining interest rates and yields. Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields have declined, so has the amount that Summit Brokerage receives. Reductions in the amounts paid to Summit have become increasingly more frequent, resulting in significant declines from this revenue source. Furthermore, the likelihood of additional reductions is great should interest rates remain at their low levels. For 2013, one of our Clearing Brokers has advised us of such a reduction. Unless Summit Brokerage is able to offset these decreases with proportionate increases in the balances upon which such amounts are earned, our earnings will continue to be negatively impacted, as was the case in each of 2011 and 2012. Furthermore, additional reductions into 2013 and beyond will continue to adversely affect our operating results, with significant reductions potentially having a material adverse impact on the Company’s operating results.

We operate in a highly regulated industry and compliance failures could adversely affect our business. The securities industry in the jurisdictions in which we operate is subject to extensive regulation covering all aspects of the securities business. The SEC, the self-regulatory organizations, including FINRA, and state regulatory agencies have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment advisor, and their registered representatives, employees or officers. Additionally, certain regulatory agencies have the ability to limit our growth by restricting the number of offices, or financial advisors, that we can add, as well as require that Summit Brokerage maintain a certain amount of regulatory capital. Furthermore, recent legislation, such as the Dodd-Frank Act, changes in the rules and regulations promulgated by the SEC or self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisors. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the potential implementation of a more stringent fiduciary standard for broker-dealers and enhanced regulatory oversight of incentive compensation. Compliance with these provisions has resulted in, and is likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The stated purpose of much of the regulation of broker-dealers and investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisors. As part of the regulatory process, broker-dealers and investment advisors are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by, or under the jurisdiction of, the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment advisor being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment advisor may be required to pay a fine and/or be subject to other forms of disciplinary action. In the past, Summit Brokerage has been required to pay a fine for certain violations, and no assurance can be given that the firm will not be subject to future fines or other forms of disciplinary action. For 2013 and beyond, we believe that the various regulatory agencies will seek to assess increasing fines and penalties by seeking to identify more instances of noncompliance, lowering the threshold of materiality upon which the decision to assess a fine or penalty is made (versus another form of disciplinary action), and increasing the amount of the fine (for a particular violation) over what was assessed in prior years. In those instances where Summit Brokerage is informed of a potential violation by an examining regulatory authority, it endeavors to correct such violations as soon as is practicable.

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

In connection with past examinations, Summit Brokerage has been notified by FINRA of, and endeavored to correct, certain alleged violations. There can be no assurance that the findings of any regulatory agencies will not result in subjecting Summit Brokerage (and possibly certain of our principals and/or financial advisors) to some form of disciplinary action, including fines. In addition, regulators may put restrictions on Summit Brokerage’s ability to add new financial advisors and/or branch offices. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of regulatory authorities, which approval may not be granted. Accordingly, even if Summit Brokerage is able to negotiate a transaction with a merger candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.

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

As a result of the growth of the internet as a means of conducting business, regulatory activity in the areas of privacy and data protection continues to increase worldwide among concerns about the rapid and widespread dissemination and use of information. We must comply with these information-related regulations, including, but not limited to, the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and the 2003 Fair and Accurate Credit Transactions Act, to the extent they are applicable to us. Additionally, the regulatory agencies have adopted stringent standards related to a broker-dealer’s requirement to identify, review and monitor its advisors’ use of the internet, including related to emails, websites and social networking. Violations of existing laws and regulations, including related to the safeguarding of private information, could subject us to fines and penalties, as well as to civil action by affected parties.

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

There can be no assurance that the findings of any regulatory agencies with respect to the aforedescribed matters will not result in subjecting Summit Brokerage and its principals and financial advisors to some form of disciplinary action, including fines. In addition, no assurance can be given as to our ability to comply with any increased regulation in a cost-effective manner.

Damage to our reputation could adversely impact our business. Maintaining our reputation is critical to our ability to attract and retain financial advisors, clients and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, appropriately dealing with legal and regulatory requirements, money-laundering, privacy, record keeping, sales and trading practices, unethical advisor practices and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in the offering and sale of financial products and services. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also harm our business.

Poor service or performance of the financial products that we offer or competitive pressures on pricing of such services or products may cause clients of our advisors to withdraw their assets on short notice. Poor service or performance of the financial products that we offer relative to the performance of other products available in the market or the performance of our financial advisors relative to the performance of financial advisors at other firms may result in the loss of accounts. Furthermore, we are also subject to competitive pressures on the pricing of such services or products. As a result, we must monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust commission and fee rates, interest rates on deposits and margin loans, and other fee structures to remain competitive. Competition from other financial services firms, such as reduced commissions to attract clients or trading volume or higher interest rates to attract client cash deposits could adversely impact our business. The decrease in revenue that could result from such an event could have a material adverse effect on our business.

We face substantial competition that could reduce our market share and harm our financial performance. All aspects of our business are highly competitive. We compete directly with national and regional full-service broker-dealers and, to a lesser extent, with discount brokers, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. As a result of this and other factors, the gross margins of those companies operating within our industry, including Summit Brokerage, have faced significant downward pressure.

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

We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and/or investment advisors. Net capital is the net worth of a broker-dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead to Summit Brokerage and/or the Company being liquidated. Additionally, the net capital rule and certain

FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and that require prior notice to the SEC and FINRA for certain capital withdrawals. If such net capital rules are changed or expanded, or if there is an unusually large charge or charges against our net capital (including as a result of Summit Brokerage’s obligation to indemnify our Clearing Brokers or as a result of a judgment levied against the firm), we might be required to limit or discontinue those portions of our business that require us to maintain certain net capital levels. A large operating loss or charge(s) against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital equal to the greater of: (i) $250,000 or (ii) 6.67% of aggregate indebtedness. As of December 31, 2012, Summit Brokerage had net capital of approximately $3.9 million and excess net capital of approximately $3.6 million, as computed under SEC Rule 15c3-1. The Rule also requires that Summit Brokerage’s ratio of aggregate indebtedness to net capital not exceed 15 to 1, as computed under SEC Rule 15c-3-1. At December 31, 2012, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.23 to 1, as computed under such Rule.

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

Our growth has placed significant demands on our management and other resources and is likely to continue. To manage any growth of our business, we will need to attract, hire and retain highly skilled and motivated officers, employees and financial advisors. In particular, we expect that a need for increased staffing will continue for service personnel to support any expansion of our branch offices. We will also need to continue improving our existing systems, and/or implement new systems, for transaction processing, operational, compliance and financial management and training, and integrating and managing our growing employee and affiliate base. We cannot assure you that we will be able to attract the employees and consultants or conduct the improvements necessary to manage any growth effectively or that we will be able to achieve the rate of growth we have experienced in the past.

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

Our exposure to possible litigation could adversely affect our business. From time to time, we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other lawsuits that generally seek substantial damages, including, in some cases, punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain errors and omissions insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the coverage for any particular claim (if covered at all) will be limited, and the amount of any liability may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Consequently, any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results. In the past, several brokerage firms were forced to cease operations as a result of disputes with their errors and omissions insurance carriers regarding the extent of available coverage. For 2013 and beyond, we expect that the cost of errors and omissions insurance will increase significantly.

With respect to litigation to which the Company is currently a party to, it is not possible to determine with certainty the outcome of such proceedings, although we believe that the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Furthermore, given the significant decline in the major market indices that began in the second half of 2008 and the resulting reduction in the value of investments (including those investments that historically have been considered safe and conservative), no assurance can be given that the Company may not be subjected to a potentially significant increase in the number of proceedings to which it may be named as a party. In addition, our business may be negatively impacted if any of our financial advisors engage in dishonest activities. In March 2011, the Company became aware that a financial advisor operating from one of its branch offices may have misappropriated funds. In connection therewith, the Company undertook an investigation, including notifying FINRA. The Company also notified, or attempted to notify, clients of the advisor. The Company also notified its fidelity bond carrier. During 2011, the Company settled with two of the four identified parties representing approximately 95% of the total known loss. The Company was subsequently reimbursed by its fidelity bond carrier. It currently is not possible to determine with certainty the ultimate outcome of this matter, and, in particular, whether additional claims may be forthcoming. Such future claims, although currently unknown, may potentially have a material adverse effect on our financial position or operating results should they arise and are not covered by, or exceed the coverage available through, our fidelity bond.

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

Our business relies heavily on computers and other electronic systems and capacity constraints and failures of these systems could harm our business. As our business expands, we face risks relating to the need to expand and upgrade our transaction processing and monitoring systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. We cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis, or that such upgrades will ultimately serve the purposes for which they were intended. Additionally, our business may be negatively impacted by acts of cyberterrorism. Problems may arise in the operation of the Company’s technology platform that are out of the Company’s control, including, for example, unexpected interruptions caused by system failures, the inability or failure of the Company and/or its Clearing Brokers to maintain the connectivity required for the Company to timely process transactions, concerns (actual or potential) about the security of data gathering and retrieval, interruptions of operations due to hackers, computer viruses or other malicious activity, including the unauthorized release of private information. Any of these problems could adversely affect the Company’s business.

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

We have to indemnify our Clearing Brokers. Included in the Company’s clearing agreements with our Clearing Brokers is an indemnification clause. This clause relates to instances where the Company’s clients fail to settle securities transactions. In the event this occurs, the Company has agreed to indemnify the Clearing Brokers to the extent of the net loss on the unsettled trade. As is customary in the industry, each of the Company’s Clearing Brokers has required that the Company put up a deposit, although there can be no assurance that the amount of any indemnified loss(es) will not exceed the amount of the deposit. Furthermore, in periods of extreme market volatility, it is possible that the Company may experience an increase in the number of unsettled trades.

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

We may have to indemnify our directors and officers for certain actions. Our Amended and Restated Articles of Incorporation, as amended, require us to indemnify (to the fullest extent permitted under Florida law) each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, lawsuit or proceeding to which they may be a party by reason of their being or having been directors or officers of our Company or our subsidiaries. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from suing directors for breaches of their fiduciary duties, including the duty of care, even though such an action, if successful, might otherwise benefit our shareholders and us. We maintain directors’ and officers’ liability insurance coverage. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to us. Furthermore, there can be no assurance that any action will be covered by insurance, or if covered, that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, we may be forced to pay such difference.

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

Repurchasing our shares reduces our available capital. The Company has considered and, when appropriate, repurchased shares of its common stock. In 2012, the Company repurchased in privately negotiated transactions, and retired, approximately 6.6 million shares of its common stock for aggregate consideration of approximately $5.2 million. In conjunction with the repurchase, certain rights held by Antares were terminated, including Stock Purchase Rights, Registration Rights, Co-Sale and Voting Rights and Board Participation Rights. By using its capital to repurchase shares, the Company is reducing the amount of cash that would otherwise be available to fund its operating needs in the event of unforeseen circumstances, or for acquisitions.

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

Our common stock is subject to the penny stock rules; as a result, our market liquidity could be adversely affected. The SEC’s regulations define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established clients and institutional, accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might be adversely affected.

No dividends are anticipated. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares of common stock in the foreseeable future.

Our preferred stock may cause further dilution. Our Amended and Restated Articles of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of undesignated preferred stock, with such rights and preferences as may be determined from time to time by our Board of Directors without further shareholder approval. The Company designated 150,000 shares, and issued to investors 125,000 shares, of such preferred stock as its Series A Preferred Stock. Consequently, we have 4,850,000 shares of authorized shares of preferred stock that may be sold in the future and that can, at the discretion of our Board of Directors, be designated as other series of preferred stock, with dividend and liquidation preferences that are senior, and not available to, the holders of our common stock. In the event that we issue additional preferred stock, the holders of such stock, as well as the Series A Preferred Stock, shall be entitled to receive dividends and distributions prior to their receipt by the holders of our common stock. Thus, holders of common stock could realize less than the amount of dividends and/or distributions to which they may otherwise have received.

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2012 (the end of the fiscal year covered by this Annual Report).

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

Our management performed an assessment as of December 31, 2012 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded that our internal control over financial reporting was effective as of December 31, 2012.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fourth fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Title
Marshall T. Leeds	57	Chairman of the Board, Chief Executive Officer and President
Steven C. Jacobs	52	Executive Vice President, Chief Financial Officer, Secretary and Director
Sanford B. Cohen	55	Director
Paul D. DeStefanis	52	Director
William L. Harvey	57	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Except as provided below, and based solely upon a review of Forms 3, 4 and 5 that were furnished to us, all such reports were timely filed. Vertigo Capital, L.P., a third party, did not report on a timely basis one transaction in connection with the purchase of our common stock.

Code of Ethics

We have adopted a code of ethics for our Chief Executive Officer, and for our senior financial officers, including our Chief Financial Officer and Principal Accounting Officer. Our code of ethics was included as an exhibit to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007.

Audit Committee

The members of our audit committee are currently Paul D. DeStefanis and William L. Harvey. Messrs. DeStefanis and Harvey are considered “independent” as that term is defined in NASDAQ Rule 4200(a)(15). Further, the Board of Directors has determined that the audit committee has at least one financial expert, who is William L. Harvey.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company during the fiscal years ended December 31, 2012, and 2011 to our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)		Non-equity Incentive Plan Compensation ($) (g)		Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)

Marshall T. Leeds,	2012	$500,000	$—		$—	$21,869		$500,000	(1)	$—	$50,546	(2)	$1,072,415
Chairman of the Board, Chief Executive Officer and President	2011	$303,889	$—		$—	$543,150	(3)	$400,000	(4)	$—	$24,190	(2)	$1,271,229

Steven C. Jacobs,	2012	$250,000	$40,000	(5)	$—	$21,869		$—		$—	$25,678	(6)	$337,547
Executive Vice President, Chief Financial Officer, Secretary and Director	2011	$210,905	$56,194	(5)	$—	$37,967		$—		$—	$20,761	(6)	$325,827

(1)	Represents a non-discretionary bonus accrued in 2012, a portion of which was also paid in 2012.
(2)	Includes an automobile allowance, employee benefits in the form of health and other insurance, and club dues.
(3)	Includes $505,183 attributable to the value of options issued in connection with the employment agreement Mr. Leeds entered into in July 2011. See “Employment Agreements.”
(4)	Represents a non-discretionary bonus accrued in 2011, all of which was paid in 2012.
(5)	Represents a discretionary bonus
(6)	Includes an automobile allowance and employee benefits in the form of health and other insurance. For 2012, amount also includes $5,226 attributable to the value of options cancelled and replaced in during 2012.

Mr. Leeds is compensated under the terms of an employment agreement with the Company. See “Employment Agreements”.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options; stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2012.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Marshall T. Leeds	2,800,000	—	(9)		$0.50	12/31/2019	1,600,000	(13)
	40,000	—	(1)		$0.40	12/31/2014
	40,000	—	(2)		$0.28	12/31/2015
	40,000	—	(3)		$0.35	12/31/2013
	705,252	—	(4)		$0.32	01/01/2017
	705,252	—	(4)		$0.35	01/01/2017
	40,000	—	(5)		$0.70	12/31/2014
	40,000	—	(6)		$0.50	12/31/2015
	60,000	20,000	(7)		$0.52	12/31/2016
	42,500	42,500	(8)		$0.80	12/31/2017
	260,917	1,043,666	(11)		$0.75	07/06/2018
	22,500	67,500	(10)		$0.85	12/31/2018
	—	95,000	(12)		$0.85	12/31/2019

	4,796,421	1,268,666					1,600,000

Steven C. Jacobs	600,000	—	(1)		$0.45	08/07/2013
	5,000	—	(1)		$0.50	12/22/2013
	40,000	—	(1)		$0.40	12/31/2013
	44,000	—	(1)		$0.40	06/01/2014
	6,500	—	(1)		$0.40	12/31/2014
	40,000	—	(1)		$0.40	12/31/2014
	40,000	—	(2)		$0.28	12/31/2015
	10,000	—	(2)		$0.28	12/31/2015
	40,000	—	(3)		$0.35	12/31/2013
	250,000	—	(3)		$0.32	12/31/2013
	250,000	—	(3)		$0.35	12/31/2013
	40,000	—	(5)		$0.70	12/31/2014
	40,000	—	(6)		$0.50	12/31/2015
	60,000	20,000	(7)		$0.52	12/31/2016
	—	25,000	(14)		$0.80	08/22/2017
	42,500	42,500	(8)		$0.80	12/31/2017
	22,500	67,500	(10)		$0.85	12/31/2018
	20,000	—	(15)		$0.75	03/22/2019
	—	95,000	(12)		$0.85	12/31/2019

	1,550,500	250,000					—		—	—	—

(1)	Options were fully vested as of December 31, 2005.
(2)	Options vest 25% on 12/31/06, 12/31/07, 12/31/08 and 12/31/09.
(3)	Options vest 25% on 12/31/07, 12/31/08, 12/31/09 and 12/31/10.

(4)	Options vest 33.3% on 1/1/08, 1/1/09 and 1/1/10.
(5)	Options vest 25% on 12/31/08, 12/31/09, 12/31/10 and 12/31/11.
(6)	Options vest 25% on 12/31/09, 12/31/10, 12/31/11 and 12/31/12.
(7)	Options vest 25% on 12/31/10, 12/31/11, 12/31/12 and 12/31/13.
(8)	Options vest 25% on 12/31/11, 12/31/12, 12/31/13 and 12/31/14.
(9)	On January 14, 2010, the Company cancelled options to acquire 5,600,000 shares in consideration, in part, for the issuance of immediately exercisable options to acquire 2,800,000 shares of common stock at an exercise price of $.50, together with 2,800,000 shares of deferred stock, under our 2006 Incentive Compensation Plan. See “Employment Agreements.”
(10)	Options vest 25% on 12/31/12,12/31/13, 12/31/14 and 12/31/15
(11)	On July 6, 2011, the Company and Mr. Leeds entered into a new employment agreement providing for the issuance to Mr. Leeds of an option to acquire up to 1,304,583 shares of common stock at an exercise price of $0.75 per share. The options vest 20% on 12/31/12, 12/31/13, 12/31/14, 12/31/15 and 12/31/16.
(12)	Options vest 25% on 12/31/13, 12/31/14, 12/31/15 and 12/31/16.
(13)	Represents the unvested portion of the 2,800,000 shares of deferred stock units issued on January 14, 2010. See “Employment Agreements.”
(14)	Options vest 25% on 08/02/13, 08/02/14, 08/12/15 and 08/02/16.
(15)	Options vested in their entirety upon issuance.

Director Compensation

The following table sets forth certain information concerning compensation paid to our outside directors during the year ended December 31, 2012:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

William L. Harvey(1)	$12,400	—	$40,142	—	—	—	$52,542

Paul D. DeStefanis(2)	2,400	—	35,916	—	—	—	38,316

Sanford B. Cohen (3),(4)	2,400	—	35,916	—	—	3,101	41,417

	$17,200	$—	$111,974	$—	$—	$3,101	$132,275

(1)	As of December 31, 2012, Mr. Harvey beneficially owned options covering 690,000 shares of the Company’s common stock, all of which had vested. Mr. Harvey was also granted an option, on January 2, 2013, for an additional 95,000 shares, which options vested immediately upon issuance.
(2)	As of December 31, 2012, Mr. DeStefanis beneficially owned options covering 605,000 shares of the Company’s common stock, all of which had vested. Mr. DeStefanis was also granted an option, on January 2, 2013, for an additional 85,000 shares, which options vested immediately upon issuance.
(3)	As of December 31, 2012, Mr. Cohen beneficially owned options covering 645,000 shares of the Company’s common stock, all of which had vested. Mr. Cohen was also granted an option, on January 2, 2013, for an additional 85,000 shares, which options vested immediately upon issuance. Subsequent to December 31, 2012, Mr. Cohen exercised an option for 20,000 shares of common stock.
(4)	Includes $3,101 attributable to the value of options cancelled and replaced in during 2012.

In serving on our Board, non-employee directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Non-employee directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the audit committee. In connection with their service to the Company in 2012, each non-employee director received an option for 85,000 shares of common stock at an exercise price equal to the price of our common stock at date of grant. The Chairman of the audit committee receives $10,000 per year in addition to the fees paid to each non-employee director, as well as options for an additional 10,000 shares on the same terms and conditions as the other option awards described herein provided to all outside directors. Beginning in 2011, all non-employee directors also receive additional compensation of $1,000 per year in addition to the per-meeting amounts described herein.

Equity Compensation Plan Information

The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan, the 2006 Incentive Compensation Plan, and non-plan equity compensation agreements as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved By Shareholders	21,093,120	(1)	$0.53	6,218,956	(2)
Equity Compensation Plans Not Approved by Shareholders	400,000	(3)	$0.45	-0-

Total	21,493,120		$0.53	6,218,956

(1)	Includes 1,156,939 shares subject to outstanding options under the 2000 Incentive Compensation Plan, 14,336,181 shares subject to outstanding options under the 2006 Incentive Compensation Plan, 2,800,000 shares of deferred stock issued under the 2006 Incentive Compensation Plan as part of a transaction in which the Company cancelled certain non-plan options for 5,600,000 shares in consideration, in part, for the issuance of immediately exercisable options to acquire 2,800,000 shares of common stock at an exercise price of $.50, together with 2,800,000 shares of deferred stock. See “Employment Agreements.” Also includes warrants entitling the holders thereof to acquire up to 559,000 shares of common stock.
(2)	Represents shares available for award grants under the 2006 Incentive Compensation Plan as of December 31, 2012.
(3)	Includes 400,000 shares subject to non-plan option agreements outstanding as of December 31, 2012. See “Equity Compensation Plans Not Approved by Shareholders—Options.”

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

Employment Agreements

On January 14, 2010, options entitling Mr. Leeds, our Chairman of the Board, Chief Executive Officer and President, to acquire up to 5,600,000 shares of our common stock at an exercise price of $.25 per share were cancelled (the “Cancelled Options”), in consideration, in part, for the issuance of options to acquire 2,800,000 shares of our common stock (the “New Options”), together with 2,800,000 shares of deferred stock (“Deferred Stock”). The Cancelled Options were initially issued to Mr. Leeds in connection with his employment with us. The New Options and the Deferred Stock were issued subject to shareholder approval of certain amendments to our 2006 Incentive Compensation Plan to, among other things, increase the number of shares of common stock available for issuance. Such approval was obtained from the shareholders as part of the annual shareholder meeting held on October 6, 2011. The New Options were issued with an exercise price of $.50 per share (an amount in excess of the closing price of our common stock on the date of grant), and were immediately exercisable upon shareholder approval of the amendments to the 2006 Incentive Compensation Plan (the “Plan Amendments”). The New Options will expire, if not sooner exercised, on December 31, 2019. The Deferred Stock represents a contingent right to receive an equal number of shares of common stock, which will vest ratably over a period of seven years, and will be delivered to Mr. Leeds upon the earlier to occur of: (i) December 31, 2019; (ii) change in control of the issuer; or (iii) under certain circumstances, the termination of Mr. Leeds’ employment with us. Both the New Options and Deferred Stock provide for the payment by the Company of the income tax liability incurred by Mr. Leeds upon any exercise of the New Options or delivery of the Deferred Shares that is directly related to such exercise or delivery; provided, however, that the Company’s obligation to pay such tax shall not exceed the amount of the tax benefit the Company receives as a direct result of such exercise or delivery, including any portion thereof. Any such payments the Company is obligated to make to Mr. Leeds shall be in the form of a bonus, which will also be subject to the same tax coverage by the Company, up to a maximum amount of the Company’s tax benefit derived from such bonus.

On July 6, 2011, we entered in to a new employment agreement (the “Agreement”), with Mr. Leeds. The Agreement supersedes our prior employment agreement with Mr. Leeds, and became effective on January 1, 2012, upon the expiration of the term of the previous employment agreement with Mr. Leeds (with the exception of certain specified provisions in the Agreement which became effective on July 6, 2011). The Agreement will expire on December 31, 2016, with successive one-year automatic renewal terms, unless earlier terminated in accordance with the Agreement.

In accordance with the terms of the Agreement, Mr. Leeds received, beginning on January 1, 2012, a base annual salary of $500,000 (subject to yearly increases equal to the greater of 3% or the yearly increase in the Consumer Price Index, but in no case more than 5%), together with a non-discretionary bonus equal to 10% of the Company’s Earnings (as such term is defined in the Agreement), and which bonus is subject to a yearly limitation of $500,000 in 2012, $600,000 in 2013, $700,000 in 2014, $800,000 in 2015 and $900,000 thereafter. Mr. Leeds also was issued on July 6, 2011, seven-year options to acquire up to an aggregate 1,304,583 shares of the Company’s common stock at an exercise price of $.75, which options will vest in equal annual installments over a five-year period of time, commencing December 31, 2012.

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

2006 Incentive Compensation Plan

On December 13, 2006, the Company’s shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to the 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (SARs), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan was increased from 12,000,000 to 22,000,000 during 2010, and then to 27,000,000 during 2012. The 2006 Plan imposes individual limitations on the amount of certain awards, in part, to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other Company obligations, and other stock-based awards granted to any one participant may not exceed 2,000,000 shares for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000. The Board of Directors or Committee administering the 2006 Plan is authorized to adjust the limitations described above and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The Board of Directors or Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles. As of December 31, 2012, the Company had issued, or committed to issue, options and deferred stock shares entitling the holders thereof to acquire up to 19.90 million shares under the 2006 Plan. Additionally, holders of options granted under the 2006 Plan have exercised options for approximately 845,000 shares of common stock. As a result, there are approximately 6.22 million shares available for future grants.

2000 Incentive Compensation Plan

Our 2000 Incentive Compensation Plan (the “Plan”), which was superceded by our 2006 Plan, was approved by our Board of Directors and shareholders in 2000. Our Plan is currently administered by the Company’s Board of Directors. The Plan provided for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. As of December 31, 2012, the Company had issued options entitling the holders thereof to acquire up to 1.16 million shares under the Plan. The exercise prices of the options range from $0.28 per share to $0.70, with all options having vesting in their entirety as of December 31, 2012.

Options Granted Outside of Our 2000 Incentive Compensation Plan and 2006 Incentive Compensation Plan

As of December 31, 2012, we had options outstanding allowing the holders thereof to purchase an aggregate of approximately 400,000 shares of common stock with an exercise price of $0.45. During 2010, options (which were initially issued outside of our Plan) to acquire up to 5,600,000 shares of common stock at an exercise price of $.25 per share were cancelled in consideration, in part, for the issuance of options to acquire 2,800,000 shares of common stock at a price of $0.50 per share (expiring on December 31, 2019), together with 2,800,000 shares of deferred stock under our 2006 Plan. See “Employment Agreements.”

All other non-plan options have a term of ten years from the date of grant, unless otherwise terminated in accordance with their terms. In general, options granted outside the plans must be exercised within 90 days of an employee’s disassociation from the Company. All outstanding options granted outside of our plans were exercisable as of December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 15, 2013 with respect to the beneficial ownership of common stock by: (i) each Named Executive Officer; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Benefit Ownership	Percent of Class (2)
Common Stock	Marshall T. Leeds(3)	12,476,420	47.4%
Common Stock	Steven C. Jacobs(4)	1,990,500	8.9%
Common Stock	Sanford B. Cohen(5)	730,000	3.5%
Common Stock	Paul D. DeStefanis(6)	890,000	4.2%
Common Stock	William L. Harvey(7)	775,000	3.7%
Common Stock	The Equity Group Inc. Profit Sharing Plan & Trust(8)	1,600,000	7.9%
Common Stock	All executive officers and directors as a group (5 persons)	16,861,920	55.3%

(1)	Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432.
(2)

Based on 20,326,006 shares outstanding on March 15, 2013, and additional shares deemed to be outstanding as to a particular person, in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable or convertible within 60 days of the date of March 15, 2013, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)

Includes: (a) 6,480,000 shares of common stock, owned of record by Marshall T. Leeds Rev. Trust DTD 12/29/04 of which Mr. Leeds is the trustee and has sole voting and investment power, (b) 1,200,000 vested deferred stock shares, and (c) 4,796,420 shares issuable pursuant to stock options exercisable within the next 60 days.

(4)	Includes 1,550,500 shares issuable pursuant to stock options exercisable within the next 60 days and 440,000 shares issuable pursuant to currently exercisable warrants.
(5)	Includes: (a) 20,000 shares of common stock, and (b) 710,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(6)

Includes 690,000 shares issuable pursuant to stock options exercisable within the next 60 days. Also includes 200,000 shares of common stock owned of record by Mr. DeStefanis and his spouse as tenants by the entireties, and with respect to such shares, Mr. DeStefanis and his wife share voting and investment power.

(7)	Includes 775,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(8)

Address: 800 Third Avenue, 36th Floor, New York, NY 10022. The co-trustees of the Equity Group Inc. Profit Sharing Plan & Trust are Robert Goldstein and Loren Mortman, either of whom has voting authority over the Trust’s investments. Also, Ms. Mortman and her spouse jointly own 200,000 shares of common stock.

(9)	Includes 10,161,920 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days, as well as vested deferred stock shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There were no related-party transactions during the years ended December 31, 2012 or December 31, 2011.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Moore Stephens Lovelace, P.A., our principal accountants, billed us an aggregate of $85,900 and $85,900 for each of the fiscal years ended December 31, 2012 and 2011, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during such fiscal years.

Audit Related Fees

Our principal accountants billed us $3,980 and $1,920 for audit-related fees in each of the fiscal years ended December 31, 2012 and 2011 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements. Fees included attendance at our annual shareholder meeting and miscellaneous consultations during the course of the year.

Tax Fees

Our principal accountants billed us $8,000 and $8,700 for fees and expenses for services performed relating to tax compliance, tax advice or tax planning in each of the fiscal years ended December 31, 2012 and 2011.

All Other Fees

Our principal accountants billed us $-0- and $650 for all other fees in the fiscal years ended December 31, 2012 and 2011 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors were authorized to perform audit services for the fiscal year ended 2012 by our Board of Directors and the Company’s Chief Executive Officer and Chief Financial Officer. Moore Stephens Lovelace, P.A. was appointed by our audit committee as our independent auditors for purposes of auditing and reviewing our financial statements for 2012. Our principal auditors informed our audit committee of the scope and nature of each service to be provided. During the year ended December 31, 2012, all services and fees rendered by Moore Stephens Lovelace, P.A. were approved by our audit committee in advance of providing such services.

Item 15.	Exhibits and Financial Statement Schedules

A. Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-K.

Number	Name

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment to Amended and Restated Articles of Incorporation (7)

3.3	Bylaws (1)

10.1	2000 Incentive Compensation Plan, as amended (5)

10.2	2000 Incentive Compensation Plan, as amended on June 22, 2005 (6)

10.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002 (2)

10.5	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors (3)

10.6	Form of Warrants dated effective March 19, 2003 (4)

10.7	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective March 19, 2003 (5)

10.8	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective April 11, 2003 (5)

10.9	Lease Agreement between Summit Brokerage Services, Inc. and GLL BVK Properties, L.P. dated December 8, 2009 and commencing February 1, 2011 for Suites 500 and 240 of 595 S. Federal Highway, Boca Raton, Florida (10)

10.10	Employment Agreement between the Company and Marshall T. Leeds, dated January 1, 2007 (8)

10.11	2006 Incentive Compensation Plan, as amended (7)

10.12	Fully Disclosed Clearing Agreement of First Clearing, LLC, dated October 26, 2007 (9)

10.13	Fully Disclosed Clearing Agreement of Pershing, LLC, dated March 19, 2008 (9)

10.14*	Second Amendment to Lease Agreement between Summit Brokerage Services, Inc. and GLL BVK Properties, L.P. dated February 28, 2013 and commencing March 1, 2013 for Suite 240 of 595 S. Federal Highway, Boca Raton, FL.

14.1	Code of Ethics for the CEO and Senior Financial Officers (9)

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

Number	Name

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(2)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended March 31, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(3)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(5)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.
(6)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2005, filed on August 15, 2005, file no. 0-29337.
(7)	Incorporated by reference to the Registrant’s Form 14A as filed on November 24, 2006, file no. 0-29337.
(8)	Incorporated by reference to the Form 8-K filed on January 4, 2007 by Summit Financial Services Group, Inc., file no. 0-29337.
(9)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007, filed March 31, 2008, file no. 0-29337.
(10)	Incorporated by reference to Registrant’s Form 8-K filed on December 10, 2009 by Summit Financial Services Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Summit Financial Services Group, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL SERVICES GROUP, INC.

/S/ MARSHALL T. LEEDS
Marshall T. Leeds
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: March 30, 2013

/S/ STEVEN C. JACOBS
Steven C. Jacobs
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: April 1, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARSHALL T. LEEDS Marshall T. Leeds	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 1, 2013

/S/ STEVEN C. JACOBS Steven C. Jacobs	Executive Vice President, Chief Financial Officer, and Secretary (principal financial officer)	April 1, 2013

/S/ PAUL D. DESTEFANIS Paul D. DeStefanis	Director	April 1, 2013

/S/ WILLIAM L. HARVEY William L. Harvey	Director	April 1, 2013

/S/ SANFORD B. COHEN Sanford B. Cohen	Director	April 1, 2013

EXHIBIT INDEX

Number	Name

10.14	Second Amendment to Lease Agreement between Summit Brokerage Services, Inc. and GLL BVK Properties, L.P. dated February 28, 2013 and commencing March 1, 2013 for Suite 240 of 595 S. Federal Highway, Boca Raton, FL.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SUMMIT FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Summit Financial Services Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants
Orlando, Florida
April 1, 2013

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents	$7,966,800	$10,786,669
Deposits held at clearing brokers	128,823	128,779
Commissions receivable and other, net	2,142,327	1,865,118
Notes receivable, net	438,383	388,841
Other receivables, net	317,752	445,676
Securities owned, at fair value	9,695	8,587
Prepaid expenses and other assets	840,255	791,401
Property and equipment, net	411,863	546,821
Goodwill	500,714	500,714

Total assets	$12,756,612	$15,462,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,821,704	$2,150,638
Accrued commissions expense	2,869,656	2,475,754

Total liabilities	4,691,360	4,626,392

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 20,290,567 issued and 20,275,655 outstanding at December 31, 2012; 26,548,971 issued and 26,534,059 outstanding at December 31, 2011	2,028	2,656
Additional paid-in capital	8,499,138	13,122,572
Unearned stock-based compensation	(1,666,572)	(1,942,657)
Treasury stock, 14,912 shares, at cost	(10,884)	(10,884)
Retained earnings (accumulated deficit)	1,241,529	(335,486)

Total stockholders’ equity	8,065,252	10,836,214

Total liabilities and stockholders’ equity	$12,756,612	$15,462,606

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For The Years Ended December 31, 2012 and 2011

	2012	2011
Revenues
Commissions	$68,208,147	$63,351,301
Interest and dividends	998,490	1,117,219
Other revenue	4,029,863	3,647,486

	73,236,500	68,116,006

Expenses
Commissions and related costs	58,136,808	54,051,751
Employee compensation and benefits	6,504,601	6,235,162
Occupancy and equipment	778,271	733,428
Communications	457,476	526,857
Depreciation and amortization	202,714	183,482
Other operating expenses	3,828,615	3,573,384

	69,908,485	65,304,064

Income before provision for income taxes	3,328,015	2,811,942
Provision for income taxes	1,736,000	1,347,000

Net income	$1,592,015	$1,464,942

Basic income per common share	$0.06	$0.05

Diluted income per common share	$0.05	$0.05

Weighted average common shares outstanding:
Basic	26,484,699	26,526,635

Diluted	31,490,344	30,960,959

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2012 and 2011

	Preferred Stock Series A		Common Stock
	Number of Shares Outstanding	Par Value	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Unearned Stock-based Compensation	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances, December 31, 2010	125,000	$13	26,806,685	$2,683	$12,342,284	$(1,717,512)	$(10,884)	$(1,785,428)	$8,831,156
Preferred stock dividend								(15,000)	(15,000)
Issuance of options and warrants	—	—	—	—	1,072,401	(1,072,401)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(136,834)	847,256	—	—	710,422
Repurchase of common stock			(829,751)	(83)	(411,792)	—	—	—	(411,875)
Exercise of options and warrants	—	—	557,125	56	256,513	—	—	—	256,569
Net income								1,464,942	1,464,942

Balances, December 31, 2011	125,000	$13	26,534,059	$2,656	$13,122,572	$(1,942,657)	$(10,884)	$(335,486)	$10,836,214
Preferred stock dividend								(15,000)	(15,000)
Issuance of options	—	—	—	—	593,875	(593,875)	—	—	—
Amortization of unearned stock compensation (net of cancellations)	—	—	—	—	(137,156)	869,960	—	—	732,804

Repurchase of common stock			(6,551,532)	(655)	(5,150,636)				(5,151,291)
Exercise of options	—	—	293,128	27	162,019	—	—	—	162,046
Costs related to equity transactions	—	—	—	—	(91,536)	—	—	—	(91,536)
Net income								1,592,015	1,592,015

Balances, December 31, 2012	125,000	$13	20,275,655	$2,028	$8,499,138	$(1,666,572)	$(10,884)	$1,241,529	$8,065,252

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net income	$1,592,015	$1,464,942
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	202,714	183,482
Stock-based compensation	732,804	710,422
Amortization of advisor notes	196,124	207,217
Changes in:
Deposits held at clearing brokers	(44)	(44)
Commissions receivable and other, net	(277,210)	(592,440)
Notes receivable, net	(245,662)	(163,276)
Other receivables, net	127,925	(122,162)
Prepaid expenses and other current assets	(48,854)	(125,342)
Securities owned, at fair value	(1,108)	8,018
Accounts payable and accrued expenses	(328,934)	578,425
Accrued commissions expense	393,897	(439,854)

Net cash provided by operating activities	2,343,667	1,709,388

Cash flows from investing activities
Purchase of property and equipment	(67,755)	(192,085)

Cash flows from financing activities
Dividends paid – preferred stock	(15,000)	(15,000)
Repurchase of common stock	(5,151,291)	(411,875)
Proceeds from exercise of stock options	162,046	256,569
Costs related to equity transactions	(91,536)	—

Net cash (used in) provided by financing activities	(5,095,781)	(170,306)

Net increase (decrease) in cash and cash equivalents	(2,819,869)	1,346,997
Cash and cash equivalents at beginning of year	10,786,669	9,439,672

Cash and cash equivalents at end of year	$7,966,800	$10,786,669

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—Summit Financial Services Group, Inc. (“SFSG”) is a holding company whose principal operating subsidiary is Summit Brokerage Services, Inc. (“SBS”). Through its network of approximately 225 independent branch offices, as well as its one company-owned office, SBS provides a wide range of financial products and services to clients across the country. SBS is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation, the Municipal Securities Rulemaking Board and the National Futures Association.

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

COMMISSIONS RECEIVABLE AND OTHER, NET—The Company does not provide an allowance for commissions and other amounts due from its clearing brokers since, in the opinion of management, such amounts are fully collectible. For commissions due from parties other than the clearing brokers, the Company reduces the gross receivable based on the length of time it has been outstanding and other relevant factors. Also included within Commissions receivable and other, net are certain reimbursable amounts due from the Company’s financial advisors, which approximated $336,000 and $312,000 at December 31, 2012 and 2011, respectively. As of December 31, 2012 and December 31, 2011, the allowance amount was not significant.

NOTES RECEIVABLE, NET—Notes receivable, net are comprised of amounts due from the Company’s financial advisors in the form of both non-forgivable and forgivable loans. Non-forgivable loans are typically repaid by the financial advisor from the amounts they would otherwise be due as a result of their gross production, while the forgivable loans are amortized, typically over a period of four years. Any amortized amounts are included in commissions and related costs in the Consolidated Statements of Income. The Company’s policy is to establish an allowance against the net amount of the notes. Furthermore, management periodically reviews the loans to determine whether additional allowances should be recorded or whether any amounts should be written off. As of December 31, 2012 and 2011, the Company had established allowances totaling approximately $86,000 and $75,000, respectively. In the event a financial advisor’s affiliation terminates prior to either the repayment of the loan or its complete amortization, the financial advisor is required to repay such balance to the Company.

OTHER RECEIVABLES, NET—Other receivables, net consist primarily of amounts due from employees and financial advisors of approximately $128,000 and $102,000 and miscellaneous receivables of approximately $190,000 and $343,000 at December 31, 2012 and 2011, respectively.

SECURITIES OWNED, AT FAIR VALUE—Securities owned are classified as trading securities and are thus marked to market and stated at estimated fair value, as determined by management, using the quoted closing or latest bid prices. The resulting differences between cost and estimated fair value are included in the Consolidated Statements of Income. Substantially all securities owned at December 31, 2012 and 2011 are categorized as Level 1 investments within the fair value hierarchy.

PROPERTY AND EQUIPMENT, NET—Property and equipment is recorded at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized over the estimated remaining term of the related leases, or the useful life of the improvement, if shorter.

COMMISSION REVENUE AND EXPENSE—Commission revenue and the corresponding expense are recorded on a trade-date basis. The Company receives commissions and fee income on securities transactions sold by its financial advisors. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the financial advisors based on a formal commission payout schedule maintained with each financial advisor and/or branch office. The following table reflects the various sources of commission revenue for the years ended December 31, 2012 and 2011:

	2012	2011
Insurance related products	$24,666,110	$22,730,678
Investment advisory fees	14,101,056	13,068,786
Mutual funds	12,300,777	10,628,791
Equities	9,703,751	10,305,219
Other commission revenue	7,436,453	6,617,827

Total	$68,208,147	$63,351,301

ADMINISTRATION AND SERVICE FEES—Administration and service fees are recorded as services are provided or underlying transactions are executed.

INCOME TAXES—Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist primarily of the current tax provision plus deferred taxes.

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

INCOME PER SHARE—Basic income per share for the years ended December 31, 2012 and 2011 has been computed by dividing net income (less preferred dividends of $15,000 in each of 2012 and 2011) by the weighted average number of common shares outstanding. For the years ended December 31, 2012 and 2011, the following table reflects the effect of dilutive options and warrants and convertible preferred stock on basic and diluted earnings per share (“EPS”).

	2012			2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,592,015			$1,464,942
Less: preferred stock dividends	(15,000)			(15,000)

Income available to common shareholders	1,577,015	26,484,699	$0.06	1,449,942	26,526,635	$0.05

Effect of dilutive securities	—	5,005,645		—	4,434,324

Diluted EPS
Income available to common shareholders plus assumed conversions	$1,577,015	31,490,344	$0.05	$1,449,942	30,960,959	$0.05

The number of potentially anti-dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2012 and 2011, totaled 9,195,798 and 7,895,609, respectively.

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

RECLASSIFICATIONS—Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for 2011.

NOTE 2—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2012 and 2011 (See Note 9):

	2012	2011
Computer systems and software	$407,917	$354,970
Equipment and furniture	340,352	341,006
Leasehold improvements	167,558	167,558

Total	915,827	863,534
Less: accumulated depreciation and amortization	(503,964)	(316,713)

Total property and equipment, net	$411,863	$546,821

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2012 and 2011:

	2012	2011
Accounts payable	$242,365	$274,675
Accrued expenses and other accrued liabilities	1,419,309	1,359,216
Accrued wages and other	160,030	516,747

	$1,821,704	$2,150,638

NOTE 4—GOODWILL

Goodwill, resulting from the 2003 acquisition of a branch office, is reviewed for impairment at least annually, with the Company recording adjustments, if any, that are deemed appropriate. No such impairment expense was recorded in 2012 or 2011.

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

During 2012, the Company repurchased and retired approximately 6.55 million shares of its common stock for aggregate consideration of approximately $5.15 million. During 2011, the Company repurchased and retired approximately 830,000 shares of its common stock for aggregate consideration of approximately $412,000.

NOTE 6—PREFERRED STOCK

On March 27, 2002, the Company amended its Articles of Incorporation to designate 150,000 shares as Series A Convertible Preferred Stock from its 5,000,000 authorized shares of undesignated preferred stock, par value $0.0001 per share. During the year ended December 31, 2001, the Company issued 125,000 shares of 12%, cumulative Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $125,000. The number of shares of common stock which may be issued in respect of the shares of Series A Preferred Stock shall be determined by dividing (i) a numerator equal to the number of shares of Series A Preferred Stock being converted multiplied by 115% of the subscription price of $1.00 per Series A Preferred share, (ii) a denominator representing the per share price that is the lower of the closing price and the average closing sale price for the 20 trading days immediately preceding the Series A conversion date; provided, however, in no event shall the denominator be less than the subscription price. The estimated number of shares that would have been issued if the Series A Preferred Stock were converted as of December 31, 2012 and 2011 was 143,750. All such Series A Preferred Stock is non-voting stock. The holders of Series A Preferred Stock shall be entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends shall accrue and be cumulative from the issue date. Dividends shall be payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date. During each of 2012 and 2011, the Company paid or accrued a total of $15,000 in dividends and reflected, as of December 31, 2012 and 2011, accrued dividends of $32,376 and $29,376, respectively. As of December 31, 2012 and 2011, undeclared dividends in arrears approximated $38,000 and $35,000, respectively. In the event of any liquidation, dissolution or winding up of the Company’s affairs for a price per share which is less than the subscription price set forth herein, holders of the preferred shares will be entitled to a liquidation preference of $1.00 per preferred share, plus the dividends set forth above, prior to any distribution to the holders of common stock in full and complete liquidation of the interest of the holders of Series A Preferred Stock. In the event that the Company does not have sufficient funds to pay the full liquidation preference payable to the holders of preferred shares, and any other shares issued on a parity with the preferred shares (“Parity Shares”), the existing funds will be allocated among the holders of all such preferred shares and Parity Shares pro rata in proportion to the full amounts to which they would respectively be entitled. At any time, the Company may, unless otherwise prevented by law, redeem from the holder thereof, the holder’s preferred shares at the subscription price ($1.00 per share), together with any accrued but unpaid dividends thereon to and including the date of redemption, in whole or, from time to time, in part. Any partial redemption shall be allocated among the holders of preferred shares pro rata or by lot, as determined by the Company.

NOTE 7—OTHER REVENUE AND OTHER OPERATING EXPENSES

Other Revenue and Other Operating Expenses are summarized as follows:

	2012	2011
Other Revenue

Admin & Service	$2,663,753	$2,507,460
Fixed Income Trading	549,011	461,148
Other	817,099	678,878

	$4,029,863	$3,647,486

Other Expenses

Advisor Acquisition & Retention	$1,644,857	$1,715,965
Insurance	659,201	582,100
Professional	580,756	336,859
Other	943,801	938,460

	$3,828,615	$3,573,384

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

On December 13, 2006, the Company’s shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to the 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (SARs), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan was increased from 22,000,000 to 27,000,000 during 2012. As of December 31, 2012, approximately 6.2 million shares were available for issuance under the 2006 Plan.

The following table summarizes information about stock option activity during 2011 and 2012:

		Number of Options	W/A Exercise Price

Outstanding at December 31, 2010		16,500,818	$0.53
Granted	2,713,307		$0.82
Forfeited or expired	(738,361)		$0.62
Exercised	(557,125)		$0.46

- Net Activity for 2011		1,417,821

Outstanding at December 31, 2011		17,918,639	$0.58
Granted	1,581,253		$0.84
Granted upon cancellation of previously issued options	1,926,808		$0.80
Cancelled (as part of options that were cancelled and replaced)	(1,926,808)		$0.65
Forfeited or expired	(1,045,978)		$0.69
Exercised	(319,794)		$0.56

- Net Activity for 2012		215,481

Outstanding at December 31, 2012		18,134,120	$0.61

The following schedule reflects the number of shares covered by, and the fair market value of, stock option and warrant activity during 2012 and 2011 related to both employees and non-employees.

	2012	2011
Shares
Option grants – employees	1,211,656	2,326,715
Option grants – non-employees	369,597	386,592
Warrant grants – non-employees	—	50,000
Grants of replacement options – employees	957,783	—
Grants of replacement options – non-employees	969,025	—
Forfeited, expired or exercised – employees	(629,387)	(332,048)
Forfeited, expired or exercised – non-employees	(736,385)	(963,438)
Cancelled options – employees	(957,783)	—
Cancelled options – non-employees	(969,025)	—

	215,481	1,467,821

Fair Market Value
Options issued – employees	$411,728	$924,520
Options issued – non-employees	$182,147	$127,288
Warrants issued – non-employees	$—	$20,593

	$593,875	$1,072,401

Earned Stock Expense
Earned stock expense, net – employees	$584,052	$576,949
Earned stock expense, net – non-employees	$148,752	$133,473

	$732,804	$710,422

For 2012, the Company completed a tender offer wherein options entitling the holders thereof to acquire approximately 1.7 million shares of common stock with a weighted average exercise price of $0.66 were cancelled and replaced with options for a like number of shares having a weighted average exercise price of $0.80. During 2012, options to acquire 319,794 shares of common stock with a weighted average exercise price of $0.56 were exercised, resulting in proceeds of approximately $162,000. The approximate weighted average intrinsic value per share—that is, the difference between the market price of the common stock at the time of exercise and the exercise price—was $0.20. During 2011, options to acquire 557,125 shares of common stock with a weighted average exercise price of $0.46 were exercised, resulting in proceeds of approximately $257,000. The approximate weighted average intrinsic value per share was $0.29.

As of December 31, 2012, the Company had the following common stock equivalents outstanding and exercisable:

	Outstanding			Exercisable
	Number	W/A Exercise / Conversion Price	W/A Remaining Contractual Term	Number	W/A Exercise / Conversion Price	W/A Remaining Contractual Term

Options	18,134,120	$0.61	4.0	12,701,145	$0.52	3.6
Warrants	559,000	$0.53	2.1	534,000	$0.52	2.0
DSUs	2,800,000	$—	7.0	800,000	$—	7.0

	21,493,120	$0.53	4.3	14,035,145	$0.49	3.7
Series A Preferred	143,750	$1.00	n/a	143,750	$1.00	n/a

Total CSEs	21,636,870	$0.53		14,178,895	$0.50

As of December 31, 2012 and 2011, there was approximately $1.67 million and $1.94 million, respectively, of total unrecognized stock-based compensation cost, which cost is expected to be recognized over a weighted average period of 2.2 years and 2.5 years, respectively.

The weighted average fair value of options granted during 2012 and 2011 was $0.17 and $0.39 per option, respectively.

As of December 31, 2012, the aggregate intrinsic value of vested and exercisable options was approximately $1.78 million, based on approximately 12.7 million vested options outstanding, a weighted average exercise price of $0.52 and a year-end closing price for the Company’s common stock of $0.66 per share.

During 2003, the Company issued warrants entitling the holders thereof to acquire up to 1,478,000 shares of common stock at a price of $.30 per share. These warrants were exercisable for a period of five years and had expiration dates ranging from March 18, 2008 to April 11, 2008. During 2006, the Company agreed to extend the term of warrants covering 838,000 shares of common stock by two years, with expiration dates now ranging from March 18, 2011 to April 11, 2011. During 2009, holders of warrants underlying 509,000 shares of common stock cancelled and replaced their warrants in exchange for new warrants with an exercise price of $.50 per share, immediate vesting and a five-year term. During 2011, a holder of warrants underlying 200,000 shares of common stock exercised such warrant, resulting in proceeds of $60,000 to the Company. The intrinsic value per share was $0.21. No warrants were exercised during 2012. During 2012, the Company issued a warrant entitling the holder thereof to acquire up to 50,000 shares of the Company’s common stock at an exercise price of $0.85. As of December 31, 2012 and 2011, there were outstanding warrants allowing the holders thereof to purchase 559,000 and 509,000 shares of common stock, respectively. The exercise prices for outstanding, as well as currently exercisable, warrants range from $0.50 to $0.85.

As a result of the exercise of options during 2012, the Company recognized a tax benefit of approximately $30,000, which represents the total intrinsic value of all option exercises of approximately $60,000 multiplied by the Company’s effective tax rate of approximately 50%. During 2011, the Company recognized a tax benefit of approximately $77,000, which represents the total intrinsic value of all option exercises of approximately $160,000 multiplied by the Company’s effective tax rate of approximately 48%. (See Note 10).

For purposes of valuing options and warrants, the Company uses the Black-Scholes option pricing model. For the years ended December 31, 2012 and 2011, the following assumptions have been utilized:

	2012	2011
Expected life (in years)	5 – 7	5 – 7
Risk-free interest rate	0.10% - 1.41%	0.83% - 2.74%
Volatility	40.6% - 55.7%	55% - 56%
Dividend yield	0.0%	0.0%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2009, the Company entered into two separate lease agreements for office space in Boca Raton, Florida. The first lease (the “Lease Agreement”) is for 13,554 square feet of office space to house the corporate headquarters for the Company’s operations. The Lease Agreement took effect as of February 1, 2011 and replaced the Company’s then existing lease, which expired in January 2010. The term of the Lease Agreement is from February 1, 2010 through August 31, 2017, with the Company having the option to extend the Lease Agreement for two five-year renewal terms. Initial base rent is approximately $23,719 per month, subject to certain fixed increases over the course of the term, as set forth in the Lease Agreement. The second lease (the “Second Lease Agreement”) is for 4,264 square feet of office space to house certain financial advisors. The Second Lease Agreement, which was originally effective as of August 1, 2010, was amended on January 14, 2010 to provide for occupancy effective as of March 1, 2010. The term of the Second Lease Agreement is from March 1, 2010 through August 31, 2017, with the Company having the option to extend the Second Lease Agreement for one four-year renewal term and, subsequently, two five-year renewal terms. Initial base rent is approximately $7,462 per month, subject to certain fixed increases over the course of the term, as set forth in the Second Lease Agreement.

Total rent expense, including month-to-month leases for the year ended December 31, 2012 and 2011, was approximately $762,000 and $715,000, respectively.

Summit Brokerage also leases certain equipment under operating leases, which provide for minimum monthly payments of approximately $3,000 through December 2015.

The approximate minimum annual, non-cancelable rent payments due under all Company operating leases (based only on the base rent, without regard to the Company’s share of common areas and other expenses) are as follows:

Year	Amount
2013	$410,000
2014	413,000
2015	425,000
2016	438,000
2017	298,000

$1,984,000

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

The Company is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including FINRA, the United States Securities and Exchange Commission, and the various securities commissions of the states and jurisdictions in which it operates. As part of the regulatory process, the Company is subject to routine examinations, the purpose of which is to determine the Company’s compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the Company has violated certain of these rules and regulations. Where possible, the Company endeavors to correct such asserted violations as soon as possible. In certain circumstances, and depending on the nature and extent of the violations, the Company may be subject to disciplinary action, including fines.

Retirement Plan

The Company has a retirement plan, which management believes qualifies as a deferred compensation plan (the “Plan”), under Section 401(k) of the Internal Revenue Code. All employees who are at least 21 years old are eligible to participate in the Plan on the first day of the month following their six-month anniversary of service. During the years ended December 31, 2012 and 2011, the Company matched 100% of the eligible participant’s contribution up to 3% of the participant’s qualifying wages and then 50% of the next 2% of participant’s contribution. Company matching contributions charged to employee compensation and benefits for the years ended December 31, 2012 and 2011 approximated $144,000 and $138,000, respectively.

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

Clearing Firms

Included in the Company’s clearing agreements with its clearing brokers is an indemnification clause. This clause relates to instances where the Company’s clients fail to settle securities transactions. In the event this occurs, the Company has indemnified the clearing brokers to the extent of the net loss on the unsettled trade. At December 31, 2012, management of the Company had not been notified by the clearing brokers, nor were they otherwise aware, of any potential losses relating to this indemnification.

Other

In connection with the execution of employment agreements with, and the related issuance of stock options and deferred shares to, the Company’s Chief Executive Officer, the Company has agreed to pay the income tax liability incurred by the Chief Executive Officer upon the exercise of such stock options or the delivery of such deferred shares. The Company’s obligation to pay such tax, however, shall not exceed the amount of the tax benefit the Company receives as a direct result of the Chief Executive Officer’s exercise of the stock options or any portion thereof, or the delivery of the deferred shares or any portion thereof. No options were exercised by, nor were any deferred shares delivered to, the Chief Executive Officer during either 2012 or 2011.

In March 2011, the Company became aware that a financial advisor operating from one of its branch offices may have misappropriated funds. In connection therewith, the Company undertook an investigation, including notifying FINRA. The Company also notified, or attempted to notify, clients of the advisor. The Company also notified its fidelity bond carrier. During 2011, the Company settled with two of the four identified parties representing approximately 95% of the total known loss. The Company was subsequently reimbursed by its fidelity bond carrier. While it is not possible to determine with certainty the ultimate outcome of this matter, and, in particular, whether additional claims may be forthcoming, based on the information currently available to the Company, management is of the opinion the resolution of this matter will not have a material adverse effect on its financial position or operating results. No accrual or provision has been made in the accompanying financial statements related to this matter.

NOTE 10—INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. As of December 31, 2012 and 2011, the Company recognized a deferred tax asset, prior to the valuation allowance, of approximately $1,881,000 and $1,359,000, respectively, the significant components of which are as follows:

	2012	2011
Deferred tax assets
Amortization of stock-based compensation	$1,154,000	$900,000
Difference between book and tax depreciation	265,000	185,000
Amortization of client list and goodwill	199,000	125,000
Allowances and other items	263,000	149,000

Net deferred tax asset before valuation allowance	$1,881,000	$1,359,000

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2012 and 2011, the Company has established a valuation allowance equal to the amount of the net deferred tax asset. The valuation allowance increased by approximately $522,000 and $174,000 during the years ended December 31, 2012 and 2011, respectively.

The Company’s effective tax rate differs from the statutory federal income tax rate due to the following at December 31, 2012 and 2011:

	2012	2011
Tax at statutory rate	34%	34%
Increase resulting from:
Effect of state income tax	5%	5%
Effect of non-deductible expenses	7%	7%
Effect of other items	4%	2%

Effective tax rate	50%	48%

The federal and state income tax provision is approximately as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Current
Federal	$1,482,000	$1,150,000
State	254,000	197,000

	1,736,000	1,347,000

Deferred
Federal	—	—
State	—	—

	—	—

Total provision for income taxes	$1,736,000	$1,347,000

The entire federal and state income tax provisions for the years ended December 31, 2012 and 2011 are considered current after giving effect to the increase in the deferred tax asset valuation allowance. As of December 31, 2012, with few exceptions, the consolidated income tax returns filed by SFSG are no longer subject to income tax examinations by the U.S Federal taxing authorities for any years prior to 2009.

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

During the years ended December 31, 2012 and 2011, transactions representing approximately 34% and 36%, respectively, of the Company’s total commission revenues were processed through one of the Company’s clearing brokers. At December 31, 2012 and 2011, commissions receivable from this clearing broker represented approximately 11% of total commissions receivable. During 2012 and 2011, approximately 52% of the Company’s total commission revenues were processed through both of its clearing brokers.

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

At December 31, 2012 and 2011, SBS had net capital of approximately $3.9 million and $3.7 million, respectively, and the Company’s aggregate indebtedness to net capital ratio was 1.23 to 1 and 1.26 to 1, respectively, as computed under SEC Rule 15c-3-1.