Form 10-Q
period 2013-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2013-05-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 7, 2013
Common Stock Par value $0.0001 per share	20,325,997

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, including: any adverse effect on the stock market and investor confidence in general, including, but not limited to, as a result of the economic recession, the sustainability and magnitude of the economic recovery, weak consumer confidence, high unemployment and/or global events, including economic instability among members of the European Union (including Greece, Italy and Cyprus), continued unrest and political uncertainty in the Middle East and political instability in North Korea; an increase in oil prices; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; the industry’s increased reliance on technology, including complying with the rules and regulations related to, among other things, trading, privacy, and the use of social media; our ability to comply in a cost effective manner with increased regulation; political gridlock in the United States, including the impasse over the budget and the resulting sequester; our reliance on our clearing firms (directly) and other third parties (indirectly) to execute trades on behalf of our clients; advisors engaging in inappropriate activities that may adversely affect their clients; and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$9,313,680	$7,966,800
Deposits held at clearing brokers	128,834	128,823
Commissions receivable and other, net	2,274,287	2,142,327
Notes receivable, net	403,867	438,383
Other receivables, net	381,704	317,752
Securities owned, at fair value	15,750	9,695
Prepaid expenses and other assets	957,195	840,255
Property and equipment, net	390,048	411,863
Goodwill	500,714	500,714

Total Assets	$14,366,079	$12,756,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,574,702	$1,821,704
Accrued commissions expense	2,812,084	2,869,656

Total Liabilities	5,386,786	4,691,360

Commitments and contingencies

Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 20,340,909 issued and 20,325,997 outstanding at March 31, 2013 and 20,290,567 issued and 20,275,655 outstanding at December 31, 2012	2,033	2,028
Additional paid-in capital	8,657,843	8,499,138
Unearned stock-based compensation	(1,581,671)	(1,666,572)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Retained earnings	1,911,959	1,241,529

Total stockholders’ equity	8,979,293	8,065,252

Total liabilities and stockholders’ equity	$14,366,079	$12,756,612

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues
Commissions	$20,385,988	$17,049,701
Interest and dividends	206,236	272,441
Other revenue	1,087,166	837,211

	21,679,390	18,159,353
Expenses
Commissions and related costs	17,148,648	14,511,496
Employee compensation and benefits	1,918,789	1,743,348
Occupancy and equipment	194,848	190,414
Communications	111,306	114,254
Depreciation and amortization	43,543	50,340
Other operating expenses	936,806	792,047

	20,353,940	17,401,899

Income before provision for income taxes	1,325,450	757,454
Provision for income taxes	651,270	340,075

Net income	$674,180	$417,379

Basic income per common share	$0.03	$0.02

Diluted income per common share	$0.03	$0.01

Weighted average common shares outstanding
Basic	20,296,337	26,550,142

Diluted	25,517,234	31,798,363

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$674,180	$417,379
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	43,543	50,340
Stock-based compensation, net	218,547	311,884
Amortization of advisor notes	49,535	35,812
Changes in
Deposits held at clearing brokers	(11)	(11)
Commissions receivable and other, net	(131,958)	(489,327)
Notes receivable, net	(15,020)	(13,821)
Other receivables, net	(63,952)	(40,674)
Prepaid expenses and other assets	(116,940)	(37,346)
Securities owned, at fair value	(6,055)	19,191
Accounts payable and accrued expenses	752,998	(46,827)
Accrued commissions expense	(57,572)	384,939

Net cash provided by operating activities	1,347,295	591,539

Cash flows from investing activities
Purchase of property and equipment	(21,729)	(8,930)

Cash flows from financing activities
Dividends paid—preferred stock	(3,750)	(3,750)
Proceeds from exercise of stock options	25,064	55,137

Net cash provided by financing activities	21,314	51,387

Net increase in cash and cash equivalents	1,346,880	633,996
Cash and cash equivalents at beginning of period	7,966,800	10,786,669

Cash and cash equivalents at end of period	$9,313,680	$11,420,665

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Quarter Ended March 31, 2013

NOTE 1—GENERAL

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2012 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- month period ended March 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013. Furthermore, actual results for future periods could differ materially from those reported in this Form 10-Q, depending on a variety of factors, including: any adverse effect on the stock market and investor confidence in general, including, but not limited to, as a result of the economic recession; the sustainability and magnitude of an economic recovery; increases in oil prices; political gridlock in the United States, including the impasse over the budget and the resulting sequester; high unemployment and/or global events, including economic instability among members of the European Union (including Greece, Italy and Cyprus), unrest and political uncertainty in the Middle East, and political instability in North Korea; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; the level of acquisition opportunities available to us and our ability to price and negotiate such transactions on a favorable basis; declining and/or volatile interest rates; our ability to properly manage growth and successfully integrate acquired companies and operations; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply in a cost-effective manner with increased regulation; and other risks. Additionally, certain sources of revenues that have historically been available to the Company have been or may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares, as well as remuneration paid by our clearing brokers. Our results may also be negatively impacted by recent and future reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive CSEs includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three-month periods ended March 31, 2013 and 2012, the Company has assumed the exercise, delivery or conversion of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended March 31,
	2013			2012
	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive
Options	18,475	10,477	7,998	17,859	12,548	5,311
Warrants	559	509	50	559	509	50
Deferred Stock	2,800	1,200	1,600	2,800	800	2,000
Preferred Stock	144	—	144	144	—	144

Total CSEs	21,978	12,186	9,792	21,362	13,857	7,505
Shares Deemed Repurchased		(6,965)			(8,609)

Net Shares Deemed Issued		5,221			5,248
Basic Weighted Avg. Shares		20,296			26,550

Total Shares and CSEs		25,517			31,798

As of March 31, 2013, the Company had options, warrants and deferred shares outstanding entitling the holders thereof to purchase a total of approximately 21.8 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 144,000 shares of common stock.

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

During the 2013 Quarter and 2012 Quarter, the Company issued options to employees entitling the holders thereof to acquire 546,017 shares and 406,000 shares, respectively, of its common stock. During those same periods, options covering 170,000 shares and 376,023 shares, respectively, were either forfeited, expired, or exercised. During the 2013 Quarter and 2012 Quarter, the Company issued options to non-employees entitling the holders thereof to acquire 15,410 shares and 20,000 shares, respectively, of its common stock. During those same periods, options covering 64,909 shares and 105,396 shares, respectively, were either forfeited, expired, or exercised. The following schedule is intended to reflect the total fair market values of options and warrants issued to both employees and non-employees (net of recaptures) during the three-month periods ended March 31, 2013 and 2012, respectively, as well as the net amortization expense recognized by the Company during those periods related to the issuance of options and warrants in the current and prior period:

	For The Three Months Ended March 31,
	2013	2012
Fair market value of options issued—employees, net	$130,870	$80,682
Fair market value of options issued—non-employees, net	$2,772	$3,254
Net amortization expense—options and deferred stock issued to employees	$178,657	$258,600
Net amortization expense—options and warrants issued to non-employees	$39,890	$53,284

NOTE 3—INCOME TAXES

For the three-month period ended March 31, 2013, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $651,000 based on the Company’s estimated effective tax rate for the year ending December 31, 2013. For the three-month period ended March 31, 2012, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $340,000, based on the Company’s estimated effective tax rate for the year ended December 31, 2012. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by pre-tax book income) from period to period.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2013, Summit Brokerage had net capital of approximately $3.9 million, which was approximately $3.5 million in excess of its SEC-required minimum net capital of $0.4 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.39 to 1 at March 31, 2013. The amount of net capital during any period will fluctuate based on a number of factors, including the operating results for SBS. Net capital will also be impacted by contributions of capital to SBS from the Company, as well as distributions of capital from SBS to SFSG. During the three-month period ended March 31, 2013, SBS distributed $1,000,000 to SFSG. During the three-month period ended March 31, 2012, SBS distributed $1,000,000 to SFSG.

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

NOTE 6—RECLASSIFICATIONS

The Company has reclassified certain prior year commission revenues to conform to the current year presentation. The reclassifications had no impact on previously reported net income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month periods ended March 31, 2013 and 2012 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of April 30, 2013, we had approximately 300 financial advisors operating from approximately 225 offices located throughout the United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month periods ended March 31, 2013 and 2012:

	For The Three Months Ended March 31,
	2013		2012
Insurance-related products	$6,368,097	30%	$6,103,307	34%
Investment advisory fees	4,132,907	19	3,380,013	19
Equities	3,112,124	14	2,553,734	14
Mutual funds	2,920,118	13	2,459,287	13
Other commission income	3,852,742	18	2,553,359	14
Miscellaneous	1,293,402	6	1,109,653	6

Total	$21,679,390	100%	$18,159,353	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the three-month period ended March 31, 2013, our revenues were positively impacted by an increase in the average production per financial advisor when compared with the comparable 2012 period. This increase in average production per financial advisor was due primarily to an improvement in investor confidence (as evidenced by the significant increase in the major market indices during that period to near or at all-time highs) and the related increase in investing activity, which served to increase our commission and fee revenue. Alternatively, in periods of general market declines, our commission and fee revenue may be lower, thereby negatively impacting our operating results.

Although we expect our results, in general, to be impacted by macroeconomic forces, such as the state of the economy, as well as overall market conditions and investor confidence, we may experience fluctuations in our revenue that do not follow such trends, or mirror trends experienced by the financial services industry as a whole. This is because, given our size, we may add or lose financial advisors who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact the overall revenue mix will be diminished. However, due to our size, it is possible that the addition or loss of financial advisors (and their clients), who focus on certain products over other products, will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period, which may not be representative of results in other periods or reflective of general market conditions or economic trends.

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

For the balance of 2013, we expect to continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of products and securities, namely investment advisory services and equity and fixed income products. Because of the numerous factors influencing a financial advisor’s decision to affiliate with us, there can be no assurance that we will be successful in our recruiting efforts. We may also pursue mergers with, or the acquisition of the assets of, other brokerage firms. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms (from both sellers, as well as financing sources, if necessary), and there can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

As we continue to grow, we may also incur increases in expenses related to, among other things, commission expense (for financial advisors receiving accelerated payouts), marketing and recruiting, personnel, office space, compliance, and the amortization of forgivable loans provided to newly recruited financial advisors. There can also be no assurance that any increase in the Company’s overall gross margin from revenue growth will be sufficient to offset any increased expenses, or that the Company’s current gross margin (as both a percentage of total revenues, as well as in absolute dollars) will not otherwise be adversely affected by factors beyond the control of the Company. For example, recent legislation, as well as initiatives undertaken by the regulatory agencies charged with overseeing the financial services industry, will have the effect of not only reducing sources of revenue to the Company, but also increasing the cost of compliance. Furthermore, the Company’s strategy of reinvesting a portion of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors, may negatively impact our future earnings should our future revenue growth be less than anticipated.

To a large extent, the Company is subject to the same types of risks inherent within the retail financial services industry as a whole. For example, clients that purchased fixed income securities such as bonds through their financial advisors may find that the value of these bonds may decrease substantially in the event of a significant rise in interest rates. Despite suitability determinations and extensive disclosure to clients about the risks and rewards of such investments, the resulting declines in value could have negative consequences to the Company.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended March 31, 2013 (the “2013 Quarter”) and the comparable period in the prior year (the “2012 Quarter”). All amounts are approximate unless otherwise indicated.

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Revenue:

Commission revenue of $20.4 million for the 2013 Quarter represents an increase of $3.4 million, or 20%, over the $17.0 million of commission revenue reported for the 2012 Quarter. For the 2013 Quarter, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2013 Quarter compared with the 2012 Quarter. This increase in average production per financial advisor was due primarily to an improvement in investor confidence (as evidenced by the significant increase in the major market indices during that period to near or at all-time highs) and the related increase in investing activity, which served to increase our commission and fee revenue.

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

Interest and dividends decreased by $66,000, or 24%, from $272,000 in the 2012 Quarter to $206,000 in the 2013 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. This decline is due to an overall reduction in the interest income earned by our Clearing Brokers resulting from the overall decline in interest rates. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. Going forward, we believe that the likelihood of additional reductions is great should interest rates remain at their low levels. Unless Summit Brokerage is able to offset these decreases with proportionate increases in the balances upon which such amounts are earned, our earnings will continue to be negatively impacted, as was the case in 2011 and 2012. A significant reduction in such overall compensation may have a material, adverse impact on the Company’s operating results.

Other revenue increased by $250,000, or 30%, from $837,000 in the 2012 Quarter to approximately $1.1 million in the 2013 Quarter. This increase is due primarily to an increase in certain non-commission related income, as well as in the reimbursements we receive from our financial advisors related to transaction costs, various technology products and certain types of insurance.

Expenses:

Commissions and related costs increased to $17.1 million in the 2013 Quarter, which represents an increase of $2.6 million, or 18%, from the $14.5 million reported for the 2012 Quarter. In general, commissions and related costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and related costs, as a percentage of commission revenue, decreased in the 2013 Quarter to 84.1% from 85.1% in the 2012 Quarter. Commissions and related costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and related costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and related costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and related costs the amortization related to the issuance of forgivable notes receivable, which amounts increased by $14,000 during the 2013 Quarter when compared to the 2012 Quarter. Prospectively, we would expect our commission expense, as a whole, to increase over the long term as we recruit more independent financial advisors, although the actual percentage in any period may be more or less than the prior period. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where we pay the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to $1.9 million in the 2013 Quarter, which represents an increase of approximately $175,000, or 11%, from the $1.7 million reported for the 2012 Quarter. Additionally, we include within employee compensation and benefits the amortization of unearned stock-based compensation related to the issuance of common stock equivalents, such as options and warrants, to our employees. For the 2013 and 2012 Quarters, a total of $179,000 and $259,000, respectively, was expensed (net of recaptured amortization).

Occupancy and equipment costs increased by 2%, or $4,400, to $195,000 in the 2013 Quarter from $190,000 in the 2012 Quarter. This increase was due primarily to rent and common area maintenance costs associated with the Company’s home office.

Communications expense decreased by $3,000, or 3%, to $111,000 in the 2013 Quarter from $114,000 in the 2012 Quarter, due primarily to decreased telecommunications and website development and maintenance costs.

Depreciation and amortization expense decreased by $7,000, or 14%, to $44,000 for the 2013 Quarter from $50,000 in the 2012 Quarter.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by $145,000, or 18%, to $937,000 during the 2013 Quarter from $792,000 for the 2012 Quarter. During the 2013 Quarter, increases in legal and litigations costs of $200,000 and the reserve for certain amounts due from advisors of $65,000 were only partially offset by decreases in advertising and other promotional costs of $54,000 and the costs we pay to consultants of $40,000. Additionally, we include within other operating expenses the amortization of unearned stock-based compensation related to the issuance of common stock equivalents, such as options and warrants, to non-employees. For the 2013 and 2012 Quarters, a total of $40,000 and $53,000, respectively, was expensed (net of recaptured amortization).

Provision for income taxes was $651,000 and $340,000 for the 2013 and 2012 Quarters, respectively, representing an effective tax rate of 49% and 45%, respectively. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets.

Net Income:

For the 2013 Quarter, we generated net income of $674,000, or $0.03 per basic and diluted share, as compared to net income for the 2012 Quarter of $417,000, or $0.02 per basic and $0.01 per diluted share. Earnings per share increased not only as a result of an increase in the Company’s net income, but also as a result of the repurchase and retirement, during 2012, of 6.56 million shares of the Company’s common stock.

Liquidity and Capital Resources

Cash provided by, or used in, operating activities for any period includes the net income for that period adjusted for non-cash items and the effects of changes in working capital. Net cash provided by operating activities during the 2013 Quarter totaled $1.3 million compared to $592,000 for the 2012 Quarter. This increase was primarily due to higher net income of $674,000 for the 2013 Quarter increased by non-cash adjustments of $219,000 related to net stock-based compensation, $50,000 related to the amortization of advisor notes, $44,000 related to depreciation and amortization and $361,000 as a result of the net changes in certain balance sheet accounts.

Net cash used in investing activities during the 2013 Quarter was $22,000 compared to $9,000 for the 2012 Quarter. This represented the purchase of property and equipment.

Net cash provided by financing activities during the 2013 Quarter was $21,000, resulting from the receipt of $25,000 from the exercise of stock options. The receipts were partially offset by the payment of $4,000 in dividends on our Series A Preferred Stock. For 2012 Quarter, net cash provided by financing activities totalled $51,000, resulting from the receipt of $55,000 from the exercise of stock options and warrants, less $4,000 for the payment of dividends on our Series A Preferred Stock.

Overall, cash and cash equivalents increased during the 2013 Quarter by approximately $1.3 million to approximately $9.3 million at March 31, 2013 from approximately $8.0 million at December 31, 2012. This increase was due primarily to cash provided by operations, as described above.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of March 31, 2013. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2013	Summit Financial Services Group, Inc.
(Registrant)

/S/ MARSHALL T. LEEDS
Marshall T. Leeds,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	/S/ STEVEN C. JACOBS
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