Form 10-Q
period 2013-09-30
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2013-11-14
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 7, 2013
Common Stock Par value $0.0001 per share	20,459,488

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Report, depending on a variety of important factors, including: any adverse effect on the stock market and investor confidence in general, including, but not limited to, as a result of the economic recession, the sustainability and magnitude of the economic recovery, weak consumer confidence, high unemployment and/or global events, including economic instability among members of the European Union (including Greece, Italy and Cyprus), continued unrest and political uncertainty in the Middle East and political instability in North Korea; strife between the United States and Russia; an increase in oil prices; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; declining and/or volatile interest rates; our ability to properly manage growth; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; the industry’s increased reliance on technology, including complying with the rules and regulations related to, among other things, trading, privacy, and the use of social media; our ability to comply in a cost-effective manner with increased regulation; political gridlock in the United States, including the impasse over the budget and the resulting sequester, and ongoing debt ceiling concerns; our reliance on our clearing firms (directly) and other third parties (indirectly) to execute trades on behalf of our clients; advisors engaging in inappropriate activities that may adversely affect their clients and our business; and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$11,374,522	$7,966,800
Deposits held at clearing brokers	128,856	128,823
Commissions receivable and other, net	2,132,759	2,142,327
Notes receivable, net	461,238	438,383
Other receivables, net	319,806	317,752
Securities owned, at fair value	2,672	9,695
Prepaid expenses and other assets	863,604	840,255
Property and equipment, net	361,365	411,863
Goodwill	500,714	500,714

Total Assets	$16,145,536	$12,756,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,247,447	$1,821,704
Accrued commissions expense	2,708,218	2,869,656

Total Liabilities	4,955,665	4,691,360

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 125,000 issued and outstanding (liquidation preference of $125,000)	13	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 20,431,013 issued and 20,416,101 outstanding at September 30, 2013 and 20,290,567 issued and 20,275,655 outstanding at December 31, 2012	2,040	2,028
Additional paid-in capital	8,891,696	8,499,138
Unearned stock-based compensation	(1,438,497)	(1,666,572)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Retained earnings	3,745,503	1,241,529

Total stockholders’ equity	11,189,871	8,065,252

Total liabilities and stockholders’ equity	$16,145,536	$12,756,612

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues
Commissions	$20,467,406	$17,360,920
Interest and dividends	202,005	232,473
Other revenue	1,733,493	848,762

	22,402,904	18,442,155
Expenses
Commissions and related costs	17,301,144	14,847,878
Employee compensation and benefits	1,905,832	1,631,139
Occupancy and equipment	196,776	198,346
Communications	113,926	111,131
Depreciation and amortization	49,176	52,016
Other operating expenses	1,680,463	946,485

	21,247,317	17,786,995

Income before provision for income taxes	1,155,587	655,160
Provision for income taxes	100,000	329,172

Net income	$1,055,587	$325,988

Basic income per common share	$0.05	$0.01

Diluted income per common share	$0.04	$0.01

Weighted average common shares outstanding
Basic	20,362,486	26,670,082

Diluted	25,502,219	31,822,469

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues
Commissions	$60,788,331	$50,555,223
Interest and dividends	605,961	737,690
Other revenue	3,907,873	2,497,888

	65,302,165	53,790,801
Expenses
Commissions and related costs	51,380,208	43,054,449
Employee compensation and benefits	5,691,952	4,971,329
Occupancy and equipment	591,232	584,285
Communications	338,574	342,888
Depreciation and amortization	148,566	153,117
Other operating expenses	3,302,457	2,474,584

	61,452,989	51,580,652

Income before provision for income taxes	3,849,176	2,210,149
Provision for income taxes	1,328,000	1,000,000

Net income	$2,521,176	$1,210,149

Basic income per common share	$0.12	$0.05

Diluted income per common share	$0.10	$0.04

Weighted average common shares outstanding
Basic	20,328,516	26,616,082

Diluted	25,263,257	31,748,614

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,521,176	$1,210,149
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	148,566	153,117
Stock-based compensation, net	539,011	605,039
Amortization of advisor notes	133,794	125,800
Changes in
Deposits held at clearing brokers	(33)	(33)
Commissions receivable and other, net	9,568	(171,397)
Notes receivable, net	(149,686)	(165,291)
Other receivables, net	(2,054)	195,124
Prepaid expenses and other assets	(23,349)	(161,394)
Securities owned, at fair value	7,023	(21,654)
Accounts payable and accrued expenses	425,743	(16,257)
Accrued commissions expense	(161,438)	(8,402)

Net cash provided by operating activities	3,448,321	1,744,801
Cash flows from investing activities
Purchase of property and equipment	(98,068)	(37,260)
Cash flows from financing activities
Dividends paid—preferred stock	(17,201)	(11,250)
Proceeds from exercise of stock options	74,670	117,414
Legal fees paid on the issuance of stock and options	—	(41,263)
Common stock share repurchase	—	(99,400)

Net cash provided by (used in) financing activities	57,469	(34,499)

Net increase in cash and cash equivalents	3,407,722	1,673,042
Cash and cash equivalents at beginning of period	7,966,800	10,786,669

Cash and cash equivalents at end of period	$11,374,522	$12,459,711

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2013

NOTE 1—GENERAL

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2012 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013. Furthermore, actual results for future periods could differ materially from those reported in this Form 10-Q, depending on a variety of factors, including: any adverse effect on the stock market and investor confidence in general, including, but not limited to, as a result of the economic recession; the sustainability and magnitude of an economic recovery; weak consumer confidence; increases in oil prices; political gridlock in the United States, including the impasse over the budget and the resulting sequester, and ongoing debt ceiling concerns; high unemployment and/or global events, including economic instability among members of the European Union (including Greece, Italy and Cyprus), unrest and political uncertainty in the Middle East, and political instability in North Korea; strife between the United States and Russia; the success or failure of our management’s efforts to implement our business strategy, including the net addition of financial advisors; declining and/or volatile interest rates; our ability to properly manage growth; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply in a cost-effective manner with increased regulation; advisors engaging in inappropriate activities that may adversely affect their clients and our business; and other risks. Additionally, certain sources of revenues that have historically been available to the Company have been or may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares, as well as remuneration paid by our clearing brokers. Our results may also be negatively impacted by recent and future reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies, mutual funds and alternative investment sponsors with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive CSEs includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three- and nine-month periods ended September 30, 2013 and 2012, the Company has assumed the exercise, delivery or conversion of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended September 30,						For The Nine Months Ended September 30,
	2013			2012			2013			2012
	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive
Options	18,967	10,148	8,819	17,396	12,103	5,293	18,967	9,745	9,222	17,396	12,103	5,293
Warrants	559	509	50	559	509	50	559	509	50	559	509	50
Deferred Stock	2,800	1,200	1,600	2,800	800	2,000	2,800	1,200	1,600	2,800	800	2,000
Preferred	144	—	144	144	—	144	144	—	144	144	—	144

Total CSEs	22,470	11,857	10,613	20,899	13,412	7,487	22,470	11,454	11,016	20,899	13,412	7,487
Shares Deemed Repurchased		(6,717)			(8,260)			(6,519)			(8,280)

Net Shares Deemed Issued		5,140			5,152			4,935			5,132
Basic Weighted Avg. Shares		20,362			26,670			20,328			26,616

Total Shares and CSEs		25,502			31,822			25,263			31,748

As of September 30, 2013, the Company had options, warrants and deferred shares outstanding entitling the holders thereof to purchase a total of approximately 22.3 million shares of common stock. The Company also had outstanding shares of preferred stock convertible into approximately 144,000 shares of common stock. See Note 7 (Subsequent Events) with respect to the redemption of the Company’s preferred stock.

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

The following schedule reflects activity resulting in changes to the number of CSEs outstanding during the three- and nine-month periods ended September 30, 2013 and 2012, respectively. The schedule also reflects earned stock expense during the three- and nine-month periods ended September 30, 2013 and 2012, respectively, related to the issuance of all CSEs, regardless of the time of issuance.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
Shares
Option grants – employees	614,333	1,000	1,206,350	267,000
Option grants – non-employees	—	10,852	20,410	30,852
Grants of replacement options – employees	600,000	25,000	600,000	165,000
Grants of replacement options – non-employees	—	72,494	—	72,494
Exercised options – employees	(61,772)	—	(81,772)	(97,500)
Exercised options – non-employees	(28,332)	(123,254)	(58,674)	(145,459)
Forfeited or expired – employees	(31,352)	(27,964)	(181,352)	(189,583)
Forfeited or expired – non-employees	(22,845)	(273,806)	(86,356)	(387,588)
Cancelled options – employees	(600,000)	(25,000)	(600,000)	(165,000)
Cancelled options – non-employees	—	(72,494)	—	(72,494)

Net change in shares underlying CSEs	470,032	(413,172)	818,606	(522,278)

Fair Market Value–Net
Options issued – employees	$183,713	$(1,970)	$339,817	$85,062
Options issued – non-employees	—	8,418	930	10,612

Net fair market value	$183,713	$6,448	$340,747	$95,674

Earned Stock Expense
Earned stock expense, net – employees	$135,523	$109,770	$426,944	$492,354
Earned stock expense, net – non-employees	39,402	30,623	112,067	112,685

Net earned stock expense	$174,925	$140,393	$539,011	$605,039

NOTE 3—INCOME TAXES

For the three- and nine-month periods ended September 30, 2013, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $100,000 and $1.33 million, respectively, based on the Company’s estimated effective tax rate for the year ending December 31, 2013. For the three- and nine-month periods ended September 30, 2012, the Company’s provision for income taxes reflects an estimated income tax accrual of approximately $329,000 and $1.00 million, respectively, based on the Company’s estimated effective tax rate for the year ended December 31, 2012. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by pre-tax book income) from period to period. For 2013, the Company expects its effective tax rate to decline compared to 2012 due primarily to compensation related to the exercise of non-qualified stock options expiring in 2013 that will reduce the Company’s taxable income.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2013, Summit Brokerage had net capital of approximately $4.6 million, which was approximately $4.3 million in excess of its SEC-required minimum net capital of $0.3 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.02 to 1 at September 30, 2013. The amount of net capital during any period will fluctuate based on a number of factors, including the operating results for SBS. Net capital will also be impacted by contributions of capital to SBS from the Company, as well as distributions of capital from SBS to SFSG. During the nine-month period ended September 30, 2013, SBS distributed $2,775,000 to SFSG, of which $875,000 was distributed in the quarter ended September 30, 2013. During the nine-month period ended September 30, 2012, SBS distributed $1,900,000 to SFSG, of which $900,000 was distributed in the quarter-ended September 30, 2012.

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

NOTE 7—SUBSEQUENT EVENTS

On October 30, 2013, the Company redeemed all 125,000 outstanding shares of its 12% Series A Cumulative Convertible Preferred Stock, par value $.0001 per share (the “Preferred Stock”), pursuant to the terms governing the Preferred Stock. The total redemption price was equal to the aggregate liquidation amount of $125,000 plus accumulated and unpaid dividends thereon to the date of redemption totaling approximately $42,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three- and nine-month periods ended September 30, 2013 and 2012 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

As of October 31, 2013, we had approximately 305 financial advisors operating from approximately 230 offices located throughout the United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, who we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three- and nine-month periods ended September 30, 2013 and 2012:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2013		2012		2013		2012
Insurance-related products	$6,144,690	27%	$6,430,371	35%	$18,791,834	29%	$18,300,217	34%
Investment advisory fees	4,171,212	19	3,526,412	19	12,319,766	19	10,412,040	19
Mutual funds	2,934,043	13	2,543,743	14	8,982,500	14	7,421,389	14
Equities	2,674,119	12	2,398,541	13	8,706,848	13	7,162,499	13
Other commission income(1)	4,543,341	20	2,461,853	13	11,987,383	18	7,259,078	14
Miscellaneous	1,935,499	9	1,081,235	6	4,513,834	7	3,235,578	6

Total	$22,402,904	100%	$18,442,155	100%	$65,302,165	100%	$53,790,801	100%

(1)	Includes commission revenue related to fixed income securities, unit investment trusts, and alternative investment products.

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the three- and nine-month periods ended September 30, 2013, our revenues were positively impacted by an increase in investor confidence, as reflected by the increases in the major market indices. As a result, the average production per financial advisor increased during both the three- and nine-month periods when compared with the respective 2012 periods.

Although not cyclical, per se, significant movement of financial advisors among independent firms occurs from time to time, based on a number of factors, none of which can be predicted with any degree of certainty. As a result, our overall recruiting efforts may be negatively impacted during less active periods of advisor movement, as was the case during the nine-month period ended September 30, 2013, as compared to the corresponding 2012 period. If this were to continue through the balance of 2013, we may not grow as quickly as in prior periods.

Additionally, our recruiting efforts could be impacted by the difference between the amounts that we offer in the form of transition assistance to recruited advisors versus the amounts offered by other firms. Historically, we believe that we have offered less transition assistance, on average, than many of our competitors. As a result, in order for us to continue to grow, we may have to increase the amount of transition assistance offered. Such increases may negatively affect our working capital and gross margins.

Although we expect our results, in general, to be impacted by macroeconomic forces, such as the state of the economy, as well as overall market conditions and investor confidence, we may experience fluctuations in our revenue that do not follow such trends, or mirror trends experienced by the financial services industry as a whole. This is because, given our size, we may add or lose financial advisors who generate a significant amount of commissions from the sale of a particular type of investment product. As we grow larger, we anticipate that the ability of any branch office to impact the overall revenue mix will be diminished. Currently, we do not have any independent branch that accounts for more than 2.5% of total commission revenue. However, due to our size, it is possible that the addition or loss of financial advisors (and their clients), who focus on certain products over other products, will be a factor in causing fluctuations in our revenue and/or revenue mix from period to period, which may not be representative of results in other periods or reflective of general market conditions or economic trends.

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

As we continue to grow, we may also incur increases in expenses related to, among other things, commission expense (for financial advisors receiving accelerated payouts), marketing and recruiting, personnel, office space, compliance, and the amortization of forgivable loans provided to newly recruited financial advisors. There can also be no assurance that any increase in the Company’s overall gross margin from revenue growth will be sufficient to offset any increased expenses, or that the Company’s current gross margin (as both a percentage of total revenues, as well as in absolute dollars) will not otherwise be adversely affected by factors beyond the control of the Company. For example, as described above, recent legislation, as well as initiatives undertaken by the regulatory agencies charged with overseeing the financial services industry, will have the effect of not only reducing sources of revenue to the Company, but also increasing the cost of compliance. Furthermore, the Company’s strategy of reinvesting a portion of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors, may negatively impact our working capital and future earnings should our future revenue growth be less than anticipated.

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

Based on our anticipated level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs over the next 12 months. However, depending on our ability to recruit new financial advisors, our strategy of growth may necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing for this purpose could have a material, adverse effect on our ability to execute our growth strategy to the extent desired.

Results of Operations

The following discussion relates to the results of operations for the three months ended September 30, 2013 (the “2013 Quarter”) and the comparable period in the prior year (the “2012 Quarter”), as well as the results of operations for the nine months ended September 30, 2013 (the “2013 Period”) and the comparable period in the prior year (the “2012 Period”). All amounts are approximate unless otherwise indicated.

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

Revenue:

Commission revenue of $20.5 million for the 2013 Quarter represents an increase of $3.1 million, or 18%, over the $17.4 million of commission revenue reported for the 2012 Quarter. For the 2013 Quarter, our revenues were positively impacted by, among other things, an increase in investor confidence, as reflected by the increases in the major market indices. As a result, the average production per financial advisor increased during the 2013 Quarter when compared with the 2012 Quarter.

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

Interest and dividends decreased by $30,000, or 13%, from $232,000 in the 2012 Quarter to $202,000 in the 2013 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. This decline is due to an overall reduction in the interest income earned by our Clearing Brokers resulting from the overall decline in interest rates. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. Going forward, we believe that the likelihood of additional reductions is great should interest rates remain at their low levels. Unless Summit Brokerage is able to offset these decreases with proportionate increases in the balances upon which such amounts are earned, our earnings will continue to be negatively impacted, as was the case in 2012. A significant reduction in such overall compensation may have a material, adverse impact on the Company’s operating results.

Other revenue increased by $885,000, or 104%, from $849,000 in the 2012 Quarter to approximately $1.733 million in the 2013 Quarter. This increase is due primarily to the inclusion within the Quarter of revenues associated with Summit Brokerage’s annual national convention, which in 2012 did not take place until the fourth quarter.

Expenses:

Commissions and related costs increased to $17.3 million in the 2013 Quarter, which represents an increase of $2.5 million, or 17%, from the $14.8 million reported for the 2012 Quarter. In general, commissions and related costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and related costs, as a percentage of commission revenue, decreased in the 2013 Quarter to 84.5% from 85.5% in the 2012 Quarter. Commissions and related costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and related costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and related costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and related costs the amortization related to the issuance of forgivable notes receivable. Prospectively, we would expect our commission expense, as a whole, to increase over the long term as we recruit more independent financial advisors, although the actual percentage in any period may be more or less than the prior period. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where we pay the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to $1.91 million in the 2013 Quarter, which represents an increase of approximately $280,000, or 17%, from the $1.63 million reported for the 2012 Quarter. This increase was due primarily to an increase in wages and employee benefit costs. Additionally, we include within employee compensation and benefits the amortization of unearned stock-based compensation related to the issuance of CSEs, such as options and warrants, to our employees. For the 2013 and 2012 Quarters, a total of $136,000 and $110,000, respectively, was expensed (net of recaptured amortization).

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by $734,000, or 78%, to $1.68 million during the 2013 Quarter from $946,000 for the 2012 Quarter. This increase was due in part to the inclusion of those expenses associated with Summit Brokerage’s annual national convention, which in 2012 did not take place until the fourth quarter. Additionally, during the 2013 Quarter, increases in director’s fees of $91,000 and legal and litigation costs of $111,000 were only partially offset by decreases in consulting costs of $31,000. Additionally, we include within other operating expenses the amortization of unearned stock-based compensation related to the issuance of CSEs, such as options and warrants, to non-employees. For the 2013 and 2012 Quarters, a total of $39,000 and $31,000, respectively, was expensed (net of recaptured amortization).

Provision for income taxes was $100,000 and $329,000 for the 2013 and 2012 Quarters, respectively, representing an effective tax rate of 9% and 50%, respectively. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. For 2013, we expect our effective tax rate to decline compared to 2012 due primarily to compensation related to the exercise of non-qualified stock options expiring in 2013 that will reduce our taxable income.

Net Income:

For the 2013 Quarter, we generated net income of $1.06 million, or $0.05 per basic and $0.04 per diluted share, as compared to net income for the 2012 Quarter of $326,000, or $0.01 per basic and $0.01 per diluted share. Earnings per share increased not only as a result of an increase in the Company’s net income, but also as a result of the repurchase and retirement, during the fourth quarter of 2012, of 6.56 million shares of the Company’s common stock.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

Revenue:

Commission revenue of $60.8 million for the 2013 Period represents an increase of $10.2 million, or 20%, over the $50.6 million of commission revenue reported for the 2012 Period. Our revenues were positively impacted by, among other things, an increase in investor confidence, as reflected by the increases in the major market indices. As a result, the average production per financial advisor increased during the 2013 Period when compared with the 2012 Period.

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

Interest and dividends decreased by $132,000, or 18%, from $738,000 in the 2012 Period to $606,000 in the 2013 Period. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. This decline is due to an overall reduction in the interest income earned by our Clearing Brokers resulting from the overall decline in interest rates. As a result, the amounts received by Summit Brokerage have declined over amounts received in prior periods. Going forward, we believe that the likelihood of additional reductions is great should interest rates remain at their low levels. Unless Summit Brokerage is able to offset these decreases with proportionate increases in the balances upon which such amounts are earned, our earnings will continue to be negatively impacted, as was the case in 2012. A significant reduction in such overall compensation may have a material, adverse impact on the Company’s operating results.

Other revenue increased by $1.4 million or 56%, from $2.5 million in the 2012 Period to approximately $3.9 million in the 2013 Period. This increase is due primarily to the inclusion within the Period of revenues associated with Summit Brokerage’s annual national convention, which in 2012 did not take place until the fourth quarter.

Expenses:

Commissions and related costs increased to $51.4 million in the 2013 Period, which represents an increase of $8.3 million, or 19%, from the $43.1 million reported for the 2012 Period. In general, commissions and related costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and related costs, as a percentage of commission revenue, decreased in the 2013 Period to 84.5% from 85.2% in the 2012 Period. Commissions and related costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and related costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and related costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and related costs the amortization related to the issuance of forgivable notes receivable, which amounts increased by $8,000 during the 2013 Period when compared to the 2012 Period. Prospectively, we would expect our commission expense, as a whole, to increase as we recruit more independent financial advisors. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where we pay the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to $5.69 million in the 2013 Period, which represents an increase of approximately $721,000, or 15%, from the $4.97 million reported for the 2012 Period. This increase was due primarily to an increase in wages and employee benefits costs. Additionally, we include within employee compensation and benefits the net expenses related to the issuance of common stock and CSEs to our employees. For the 2013 and 2012 Periods, a total of $427,000 and $492,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock compensation for employees.

Other operating expenses include the general and administrative costs incurred by the Company, to the extent such costs are not included elsewhere. Other operating expenses increased by $828,000, or 34%, to $3.30 million during the 2013 Period from $2.47 million for the 2012 Period. This increase was due in part to the inclusion of those expenses associated with Summit Brokerage’s annual national convention, which in 2012 did not take place until the fourth quarter. Additionally, during the 2013 Period, increases in legal and litigation costs of $235,000, director’s fees of $91,000, the reserve for certain amounts due from advisors of $74,000 and contributions and donations of $29,000 were only partially offset by decreases in consulting costs of $130,000, and licensing and regulatory costs of $27,000. Additionally, we include within other operating expenses those net expenses related to the issuance of common stock and CSEs, such as options, to non-employees. For the 2013 and 2012 Periods, a total of $112,000 and $113,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock compensation.

Provision for income taxes was $1.33 million and $1.00 million for the 2013 and 2012 Periods, respectively, representing effective tax rates of 35% and 45%, respectively. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. For 2013, we expect our effective tax rate to decline compared to 2012 due primarily to compensation related to the exercise of non-qualified stock options expiring in 2013 that will reduce our taxable income.

Net Income:

For the 2013 Period, we generated net income of $2.52 million, or $0.12 per basic and $0.10 per diluted share, as compared to net income for the 2012 Period of $1.21 million, or $0.05 per basic and $0.04 per diluted share. Earnings per share increased not only as a result of an increase in the Company’s net income, but also as a result of the repurchase and retirement, during the fourth quarter of 2012, of 6.56 million shares of the Company’s common stock.

Liquidity and Capital Resources

Cash provided by, or used in, operating activities for any period includes the net income for that period adjusted for non-cash items and the effects of changes in working capital. Net cash provided by operating activities during the 2013 Period totaled $3.45 million compared to $1.74 million for the 2012 Period. This increase was due primarily to higher net income of $2.52 million for the 2013 Period increased by non-cash adjustments of $539,000 related to net stock-based compensation, $149,000 related to depreciation and amortization, $134,000 related to the amortization of advisor notes and $106,000 as a result of the net changes in certain balance sheet accounts.

Net cash used in investing activities during the 2013 Period was $98,000 compared to $37,000 for the 2012 Period. This represented the purchase of property and equipment.

Net cash provided by financing activities during the 2013 Period was $57,000, resulting from the receipt of $75,000 from the exercise of stock options. The receipts were partially offset by the payment of $17,000 in dividends on our Series A Preferred Stock. For the 2012 Period, net cash used in financing activities totalled $34,000, resulting from the payments of $99,000 for a common stock repurchase, $41,000 for legal fees related to the issuance of stock options and $11,000 for dividends on our Series A Preferred Stock. The payments were partially offset by the receipt of $117,000 from the exercise of stock options and warrants.

Overall, cash and cash equivalents increased during the 2013 Period by approximately $3.41 million to approximately $11.37 million at September 30, 2013 from approximately $7.97 million at December 31, 2012. This increase was due primarily to cash provided by operations, as described above.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of September 30, 2013. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2013	Summit Financial Services Group, Inc. (Registrant)

/S/ MARSHALL T. LEEDS
Marshall T. Leeds,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	/S/ STEVEN C. JACOBS
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