Form 10-K
period 2013-12-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2014-03-18
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the aggregate market value of the common stock held by non-affiliates was approximately $9.9 million based upon the price at which stock was sold at such date.

As of February 14, 2014, there were 21,981,039 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the exhibits to this Annual Report on Form 10-K have been incorporated by reference to the Registrant’s Registration Statements on Form S-4, dated February 12, 2004, September 15, 2004, and to various periodic reports (Forms 10-K, 10-KSB, 10-QSB, and 8-K), publicly filed by the Registrant; and the Registrant’s Proxy Statements, filed on November 24, 2006, September 7, 2010 and October 5, 2012.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Summit” and the “Company” refer to Summit Financial Services Group, Inc., a Florida corporation, and, unless the context indicates otherwise, include our subsidiaries.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report on Form 10-K. Those risks and uncertainties include, without limitation: THE CONSUMMATION OF OUR PREVIOUSLY ANNOUNCED MERGER WITH DOLPHIN ACQUISITION, LLC, A WHOLLY-OWNED SUBSIDIARY OF RCS CAPITAL CORPORATION, OF WHICH NO ASSURANCE CAN BE GIVEN; the effect of any litigation, including the class action lawsuits relating to the merger, on us or on the ability to consummate the merger; any adverse effect on the stock market and investor confidence in general, the perceived strength of both the domestic and global economies, high unemployment and/or global events, including economic instability among members of the European Union (including Greece, Italy and Cyprus), Venezuela and Ukraine, continued unrest and political uncertainty in the Middle East and South America, and the related effect on the volatility of oil prices; continued political instability in North Korea; the success or failure of our management’s efforts to implement our business strategy pending or after the consummation of the merger, or if not consummated, the effect of the termination of the merger, including the addition and retention of our financial advisors; volatile interest rates; our ability to properly manage growth; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply with increased regulation, including the cost related thereto; political gridlock in the United States, including concerns regarding the federal budget and the raising of the federal debt ceiling; and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”).

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

As previously reported on Form 8-K, on November 16, 2013, we entered into an agreement and plan of merger with RCS Capital Corporation (“RCS”) and Dolphin Acquisition, LLC (“Merger Sub”), a newly formed, wholly-owned subsidiary of RCS. The agreement and plan of merger was amended on March 17, 2014 (the agreement and plan of merger, as amended, the “Merger Agreement”). Under the Merger Agreement, Merger Sub will merge with and into us (the “Merger”), with the Company surviving the Merger as a subsidiary of RCS. RCS expects that our business, once acquired, will operate independently of RCS’s wholesale broker-dealer subsidiary, Realty Capital Securities, LLC, and function as a separate business unit alongside RCS’s existing operating subsidiaries.

The Merger Agreement initially provided that each share of our common stock (excluding any dissenting shares) outstanding immediately prior to the closing will be converted into the right to receive (a) $1.2578, representing the sum of the consideration payable in the Merger by RCS, plus cash contributed by us (the “Closing Merger Consideration”), and (b) one non-transferable contingent value right (a “CVR”) to be issued by RCS pursuant to a CVR agreement to be entered into at the closing (the CVR and the Closing Merger Consideration, collectively, the “Aggregate Merger Consideration”).

The amendment to the Merger Agreement, among other things, provided for the following:

•	That the structure of the Merger will be changed such that Merger Sub will merge with and into Summit, with Summit surviving the Merger and continuing as a subsidiary of RCAP;

•	That the contingent value rights (“CVRs”) issuable by the Company under the Merger Agreement (and the related CVR agreement to be entered into by the Company at the effective time of the Merger) will be eliminated;

•	That the consideration payable in respect of the CVRs (as adjusted as set forth in the Amendment, referred to therein as the “Final Additional Cash Amount”) will no longer be tied to the achievement by Summit of certain agreed-upon performance targets, but will instead be paid at the effective time of the Merger together with the balance of the merger consideration;

•	That the price per share of Class A common stock of the Company used to determine the number of shares of Class A common stock of the Company to be issued in the Merger will be capped at $28.00; and

•	Extending the date after which the parties may terminate the Merger Agreement (referred to as the “outside date”) from May 30, 2014 (or July 31, 2014 if the only remaining condition is receipt of FINRA approval in connection with the Merger) to June 30, 2014 (or August 31, 2014 if the only remaining condition is receipt of FINRA approval in connection with the Merger).

The Closing Merger Consideration will be payable in cash (approximately 80%) and RCS Class A common stock (approximately 20%), but our shareholders will have the right to elect to receive additional shares of RCS Class A common stock in lieu of all or any portion of the Cash Merger Consideration payable to them in cash (other than cash contributed by us).

As a result of the amendment, the Company estimates that its shareholders will receive (in both cash and shares of RCS Class A common stock) approximately $1.50 (including cash contributed by us), at the time of closing. Our shareholders are also entitled to their pro rata portion of a tax refund expected to be paid on or before June 30, 2015, currently estimated at $0.06 per share of Summit common stock. As a result, the Company estimates that the total consideration payable in connection with the Merger to be $1.56 per share. The total consideration payable by RCS in the Merger (in the form of cash and shares of RCS Class A common stock) is still estimated to be approximately $49 million.

As set forth in our previously filed Form 8-K, RCS plans to file with the SEC a Registration Statement on Form S-4 in connection with the proposed transaction and we plan to file with the SEC and mail to our respective shareholders a proxy statement in connection with the proposed transaction, which will be included in RCS’s Registration Statement on Form S-4 (the “Proxy Statement/Prospectus”). THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS WILL CONTAIN IMPORTANT INFORMATION ABOUT SUMMIT, RCS, THE PROPOSED TRANSACTION AND RELATED MATTERS. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS CAREFULLY WHEN THEY BECOME AVAILABLE. Investors and security holders will be able to obtain free copies of the Registration Statement and the Proxy Statement/Prospectus and other documents filed with the SEC by us and RCS in connection with the proposed transaction through the web site maintained by the SEC at www.sec.gov. In addition, investors and security holders will be able to obtain free copies of the Registration Statement and the Proxy Statement/Prospectus and such other documents by phone, e-mail or written request by contacting our investor relations department c/o Steven C. Jacobs, CFO, Summit Financial Services Group, Inc., sjacobs@summitbrokerage.com, (561) 338-2800; or RCS’s investor relations department c/o Brian Jones, CFO, RCS Capital Corporation, bjones@rcscapital.com, (866) 904-2988.

NO ASSURANCE CAN BE GIVEN THAT THE MERGER WILL BE CONSUMMATED. IF THE CONDITIONS OF CLOSING, INCLUDING THE APPROVAL OF THE MERGER BY OUR SHAREHOLDERS ARE NOT ALL SATISFIED OR WAIVED BY JUNE 30, 2014, THE MERGER AGREEMENT MAY BE TERMINATED BY EITHER RCS OR US. THE JUNE 30, 2014 DATE WILL BE EXTENDED AUTOMATICALLY TO AUGUST 31, 2014, IF AS OF JUNE 30, 2014, THE ONLY CONDITION REMAINING IS FINRA’S APPROVAL OF THE CHANGE IN CONTROL OF OUR WHOLLY-OWNED BROKER-DEALER AS A RESULT OF THE MERGER. IN THE EVENT THE MERGER DOES NOT CLOSE, THE PRICE OF OUR STOCK MAY DECLINE SIGNIFICANTLY. SEE THE “RCS MERGER TRANSACTION,” BELOW.

As of February 1, 2014, we had 317 producing financial advisors operating from 234 offices located throughout the country, with approximately 52% of those offices located in the south, 18% located in the Midwest, 14% located in the north and 16% located in the west. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to three, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, who we refer to as affiliates. Such affiliates are required to maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. In many instances, these affiliates may have several financial advisors operating from their branch offices. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account), such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee.

We do not hold any funds or securities of our clients, but instead utilize, on a fully disclosed basis, the services of First Clearing, LLC (an affiliate of Wells Fargo & Company) and Pershing LLC (an affiliate of BNY Mellon) as our clearing brokers (the “Clearing Brokers”). Our clearing arrangements provide us with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products. These arrangements allow us to offer a range of products and services that are generally offered only by firms that are larger and have more capital than Summit Brokerage. At December 31, 2013 and 2012, our Clearing Brokers held approximately 49,000 and 46,000 active client accounts, respectively. In addition to accounts held by our Clearing Brokers, our clients also have assets that are held directly by the various mutual funds, insurance companies, partnership sponsors and investment advisors with whom they have invested and for which Summit Brokerage serves as the broker-dealer of record.

Our revenues consist primarily of commissions and fee income earned from securities transactions and related activities, such as fees for managing a client’s assets (asset managed accounts). The following table reflects the various sources of revenue and the percentage of total revenues for each of the last two fiscal years:

	2013		2012
Insurance related products	$25,161,609	29%	$24,666,110	34%
Investment advisory fees	16,719,711	19	14,101,056	19
Other commission revenue	16,333,736	18	9,677,633	13
Mutual funds	11,969,612	14	10,059,597	14
Equities	11,653,173	13	9,703,751	13
Other revenue	4,961,121	6	4,029,863	6
Interest and dividends	819,911	1	998,490	1

Total	$87,618,873	100%	$73,236,500	100%

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including investor confidence and the volatility of the trading markets (and its related impact on the attractiveness of various forms of investment products), as well as the overall net gain or loss of a significant number of financial advisors. Consequently, our revenues and net income or loss are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income or loss in any particular period that may not be representative of future results, and may vary significantly from period to period. Furthermore, our mix of business in any particular period will be impacted by several factors, including the attractiveness of any particular type of investment when compared with other types of investments (such as real estate instead of the equity markets), and the types of investments sold by newly added financial advisors to our Company. Our future mix of business may also be impacted by the proposed Merger with RCS. See the “RCS Merger Transaction,” below.

In 2013 and 2012, we reported gross revenues and net income of $87.6 million and $2.55 million and $73.2 million and $1.59 million, respectively. During 2013, our revenues and earnings grew primarily as a result of an increase in the average production per financial advisor when compared to the 2012 average, which increase was due in large part to an increase in investor confidence (and investing activity), as measured by the significant increases in the major market indices. Prospectively, we continue to believe that events that trigger the loss of investor confidence, including as a result of economic problems and uncertainty within the European Union (including Greece, Italy and Cyprus), Venezuela and Ukraine, the geopolitical uncertainty of the Middle East and South America and the volatility of oil prices, continued political instability in North Korea, and concerns about domestic spending and the debt ceiling, will negatively impact our results of operations. Declining margins on an industry-wide basis may also lead to a reduction in our earnings. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished. This is due, in part, to the reluctance of financial advisors to move from one broker-dealer to another during periods of strength in the market (and the related increases in investing activity), since advisors tend to postpone considering affiliating with another firm during periods in which their commission and fee income is increasing. Movement among financial advisors between firms can also be impacted by, among other things, large acquisitions within the industry, as well as concerns about the viability of a particular firm or firms. For 2014, we believe that movement among advisors may be more limited than in prior years, therefore, negatively impacting our recruiting efforts. The proposed Merger with RCS may also impact our ability to recruit and/or retain financial advisors. See the “RCS Merger Transaction,” below.

Broker-dealers, and their affiliated registered representatives, operate in a highly regulated industry. For 2014 and beyond, we expect our operating results to be negatively impacted by the continued increase in the rules and regulations that govern how we and our advisors are required to conduct business. Many of these new rules, which were designed in response to the factors leading up to the market turmoil of 2008, as well as the Madoff scandal and other instances of corporate fraud, will require Summit Brokerage to devote considerable resources to their implementation, and subsequent monitoring. Significant new rules and regulations have and are being implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2011. Compliance with these provisions, as well as other regulatory initiatives, has resulted in, and is likely to continue to result in, limitations on the sale of certain types of investment products while also increasing our costs. Moreover, to the extent the Dodd-Frank Act and other regulations impact the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. In addition, changes in regulations may have the effect of reducing certain types of compensation received by Summit Brokerage, such as the SEC’s consideration of a rule that would limit the amount of 12b-1 fees that could be paid to a broker-dealer. See Regulation.

For 2014, and apart from the proposed Merger with RCS, we expect to continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of products and securities, namely investment advisory services and equity and fixed income products. Because of the numerous factors influencing a financial advisor’s decision to affiliate with us, including the Merger, there can be no assurance that we will be successful in our recruiting efforts, regardless of whether the Merger is consummated. Furthermore, financial advisors currently with Summit Brokerage may decide to join other firms if they do not believe the Merger will be in their best interests. THE MERGER IS EXPECTED TO CLOSE DURING THE SECOND QUARTER OF 2014, ALTHOUGH NO ASSURANCES CAN BE GIVEN IF AND WHEN THE MERGER WILL CLOSE. In addition, there are costs associated with the integration of new personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

As we continue to grow, we may also incur increases in expenses related to, among other things, commission expense (for financial advisors receiving accelerated payouts), marketing and recruiting, personnel, office space, compliance, and the amortization of forgivable loans provided to newly recruited financial advisors. There can also be no assurance that any increase in the Company’s overall gross margin amount from revenue growth will be sufficient to offset any increased expenses, or that the Company’s current gross margin (as both a percentage of total revenues, as well as in absolute dollars) will not otherwise be adversely affected by factors beyond the control of the Company. The consummation of the Merger, of which no assurance can be given, may also affect both our operating as well as gross margins. For 2013, we incurred approximately $1.2 million in costs related to the Merger, and we expect to incur additional costs in 2014 related to the Merger regardless of whether it closes. In addition, recent legislation, as well as initiatives undertaken by the regulatory agencies charged with overseeing the financial services industry, will have the effect of not only reducing sources of revenue to the Company, but also increasing the cost of compliance. Furthermore, the Company’s strategy of reinvesting a portion of its earnings into the development of its infrastructure and its recruiting and business development efforts, including through the payment of upfront amounts to financial advisors, may negatively impact our future earnings should our future revenue growth be less than anticipated.

Based on our anticipated level of operating activities, we believe that our operations and current capital resources will be sufficient to fund our working capital needs through 2014. However, in the event the Merger is not consummated, and we decide in the future to pursue a growth strategy, including acquisitions, depending on the size and terms of any transaction, and the timing of any transaction, we may require additional debt and/or equity financing, although there can be no assurance that this will happen. Our failure to obtain sufficient financing for this purpose could have a material adverse effect on our ability to execute our growth strategy to the extent desired.

Affiliate Program

Our primary method of operation is through an affiliate program, which allows financial advisors to operate as independent contractors. As of December 31, 2013, all but ten of our financial advisors were affiliates (or financial advisors operating from an affiliate’s branch office). A financial advisor who becomes a Summit Brokerage affiliate establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office (including clearing and execution, rent, utilities, furniture, equipment, stock quotations, employee wages and benefits and general office supplies), although all of that branch’s revenues from securities brokerage transactions accrue to Summit Brokerage. In many instances, these affiliates may have several financial advisors operating from their branch offices. Because our affiliates bear the responsibility for these expenses, we pay to them a significant percentage, typically 80% to 90%, of the commissions they and any other financial advisors operating from their branch generate. This compares with a payout rate of approximately 25% to 50% to financial advisors working in a traditional brokerage setting where the brokerage firm bears substantially all of the costs of maintaining its sales forces, including the costs of providing clearing and execution, employee benefits, office space, sales assistants, telephone service, and supplies. The affiliate program permits the Company to expand its base of revenue and its network for the retail distribution of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees.

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

Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals, such as insurance agents, financial planners, and accountants, who already provide financial services to their clients, typically possess the requisite licenses and experience to affiliate with Summit Brokerage. Affiliation enables these professionals to offer financial products and services to their clients through Summit Brokerage and earn commissions and fees for these transactions and services. Affiliates are given discretion to structure their own practices and to specialize in different areas of the securities business, subject to Summit Brokerage’s supervisory procedures, as well as compliance with applicable regulatory requirements. Affiliates may be permitted to conduct other approved businesses unrelated to their brokerage or advisory activities, such as offering fixed insurance products and accounting, estate planning and tax services, among others.

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

Each affiliate is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities business in which the affiliate engages, and to register in the various states in which he/she has clients. Summit Brokerage is ultimately responsible for supervising all of its financial advisors, whether affiliates or in-house financial advisors. We can incur substantial liability from improper actions of any of our financial advisors. We maintain a professional liability “errors and omissions” insurance policy which generally provides a limited degree of coverage for certain actions taken and/or omissions made by our financial advisors, employees and other agents in connection with the purchase and sale of securities and the rendering of financial advice. In addition, we maintain a fidelity bond that provides for the reimbursement of amounts lost through certain dishonest acts by our financial advisors, clients or employees. There can be no assurance, however, that we will be able to obtain errors and omissions insurance or a fidelity bond in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any liability will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Commission and Fee Revenue

A significant portion of our revenues is derived from commissions from the sale of annuities, in which case the commission is paid by the insurance company. We also derive a significant portion of our revenues from commissions generated by our brokerage activities, including the purchase or sale of equities and fixed income products for our clients, the majority of which are executed on an agency basis. For such transactions, we are paid a commission by our client for processing that client’s buy or sell order. We also generate commissions from the sale of mutual fund shares and other investment products. The percentage of revenue that we derive from the sale of each type of investment product may change as investors’ preferences change. Our mix of business may also change depending on the types of financial advisors we recruit and the types of investment products on which they focus. In addition, our mix of business may also be affected by the Merger, the consummation of which no assurance can be given. In addition to commissions, we also generate fees, primarily paid to us in connection with the management of a client’s account through SFG. We do not currently make markets in any securities, although we act as a principal for the trading of fixed income securities.

We record commissions earned from transactions in securities, annuities and insurance as “commission revenue,” when transactions occur. We also record as “commission revenue” the fees we are paid to manage our clients’ accounts, over the period to which those fees relate. We then pay out a percentage of this amount, which we record as “commission expense,” to the financial advisor who produced the commission or fee, in accordance with the agreement each financial advisor enters into with us. In general, these agreements provide for either a fixed or tiered payout percentage based on total gross production.

Insurance Related Products. Our financial advisors offer variable and fixed annuities and life insurance products to their clients through SBSIA, which has executed agency agreements with various national insurance companies and insurance marketing organizations. As an agent for any particular insurance company, we receive commissions equal to some percentage, typically between 5% and 7%, of the amount invested in an annuity, or, in the case of life insurance, some percentage of the premium. In 2013 and 2012, the Company earned gross commissions of approximately $25.2 million and $24.7 million, respectively, from the sale of insurance and annuity products, representing approximately 29% and 34%, respectively, of our total revenue.

Investment Advisory Fees. Through our investment advisor, SFG, we provide investment advisory services to clients, including through the use of independent, third-party sponsored advisory programs. SFG is registered or eligible to conduct business as an investment advisor in 37 states and the District of Columbia. Clients who utilize our investment advisory services pay an annual fee, payable quarterly, which typically equals some percentage multiplied by the value of the assets, as of the beginning of the quarter, which they have placed with us to manage (or, in certain cases, which have been placed with an outside, third-party money manager). In general, a client will pay from 1.0% to 3.0%, on an annual basis, of the amount of assets placed under management as a management fee. The actual fee charged to a particular client is based on, among other things, the value of the assets under management and the particular management fee program in which that investor is participating. To the extent the value of the assets under management for any individual investor changes between one quarter and the next, the fees that we are paid by that investor may also change. Periods during which the market value of securities are declining will generally result in a decrease in the investment advisory fees that we receive that are based on the asset values of client portfolios, while periods during which the market value of securities are increasing will generally result in an increase in the investment advisory fees that we receive that are based on the asset values of client portfolios. Because clients with managed accounts are paying this fee, they are generally not charged a per-transaction commission or other fees each time a transaction is effected in their accounts. In addition, we provide financial planning services for clients, which fees are included as investment advisory fees. In 2013 and 2012, we earned investment advisory fees of approximately $16.7 million and $14.1 million, respectively, representing approximately 19% of our total revenue in each of the years.

Mutual Funds. We have agreements with numerous mutual fund management companies under which we sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers’ discounts that are a small percentage of the purchase price of the shares, depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit the Company to receive additional periodic fees (known as 12b-1 fees, or trail commissions) based upon the client’s investment maintained in particular funds. For 2013 and 2012, we earned gross commissions of approximately $12.0 million and $10.1 million, respectively, from mutual fund transactions, representing approximately 14% of our total revenue in each of the years.

Equities. We charge commissions to our clients in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. For 2013 and 2012, we earned gross commissions of approximately $11.7 million and $9.7 million, respectively, on equity transactions, representing approximately 13% of our total revenue in each of the years.

Other Commission Revenue. Included under Other Commission Revenue are commissions generated in connection with the sale of products not included elsewhere, such as fixed income securities, options and alternative investments (primarily non-traded real estate investment trusts). For 2013 and 2012, we earned gross commissions of approximately $16.3 million and $9.7 million, respectively, from such transactions, representing approximately 18% and 13%, respectively, of our total revenue. Alternative investments accounted for approximately $8.2 million and $2.8 million, respectively, of other commission revenue, representing approximately 9% and 4%, respectively, of our total revenues. Of these amounts, total revenues related to the sale of products for which RCS served, or will serve upon the consummation of a pending merger, as the wholesale broker-dealer were approximately $5.6 million and $1.7 million, respectively, representing approximately 6% and 2%, respectively, of our total revenues. No assurance can be given that the revenues generated from the sale of products for which RCS served as the wholesale broker-dealer will not be affected if the Merger is not consummated.

Interest and Dividends

Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields have declined, the Clearing Brokers have reduced the percentage that they share with Summit Brokerage. The amount that Summit Brokerage receives will also fluctuate based on the underlying balances upon which such amounts are earned. Because we were unable to grow the underlying assets by an amount that exceeded the reductions in the portion we receive, we experienced declines in each of 2013 and 2012 in the revenue we received. Furthermore, we believe the likelihood of a decline in this source of revenue is great should interest rates remain at their low levels, with Summit Brokerage having received notice from one of its Clearing Brokers that it intends to further reduce the percentage paid to Summit Brokerage in 2014 unless interest rates increase. Additional reductions into 2014 and beyond will continue to adversely affect our operating results, with significant reductions potentially having a material adverse impact on the Company’s operating results. In 2013 and 2012, we earned approximately $820,000 and $998,000, respectively, of such compensation, representing approximately 1% of our total revenue in each of the years. Such amounts are included in the accompanying Consolidated Statements of Income as interest and dividend revenue.

Other Revenue

Other Revenue represents fees generated by the Company primarily from providing services and administration and from acting as a principal in certain types of fixed income transactions. For 2013 and 2012, we generated approximately $5.0 million and $4.0 million, respectively, from such transactions, representing approximately 6% of our total revenue in each of the years. Such amounts are included in the accompanying Consolidated Statements of Income as other revenue.

Clearing Brokers

We do not hold any funds or securities of our securities brokerage clients. Rather, we use the services of our Clearing Brokers on a fully disclosed basis. Our Clearing Brokers process securities transactions and maintain client accounts on a fee basis. The services provided include, among other things, billing, credit review and control (including for margin accounts), receipt, and custody and delivery of securities. The Clearing Brokers also lend funds to our clients through the use of margin credit. These loans are made to clients on a collateralized basis, with the Clearing Brokers maintaining collateral in the form of marketable securities, cash or cash equivalents. However, if the Company’s clients do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on “margin” accounts, and there is a loss for which we cannot collect from our client, we are generally liable for such losses. The Company currently uses First Clearing, LLC (an affiliate of Wells Fargo & Company) and Pershing LLC (an affiliate of BNY Mellon) as its Clearing Brokers.

Client accounts are protected through the SIPC for up to $500,000 per account, of which coverage for cash balances is limited to $250,000. Additional protection may be available through arrangements made by the Clearing Brokers with private insurance carriers. Pursuant to the terms of our agreement with the Clearing Brokers, Summit Brokerage has agreed to indemnify and hold the Clearing Brokers harmless from certain liabilities and claims, including claims arising from transactions of our clients. We believe that, in general, the Clearing Brokers are able to provide Summit Brokerage and its clients with services at a total cost which is less than it would cost us to process such transactions on our own.

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

Competition

We encounter intense competition in all aspects of our business. In general, we compete directly with other providers of financial services focused on meeting the needs of individual investors. Some of the strongest competition comes from companies that have greater marketing, financial and technical resources than ours. These competitors can offer a wider range of services and financial products than we can. Some of our competitors also have greater name recognition and more extensive client bases. Firms such as Merrill Lynch & Co., Inc. (a wholly-owned subsidiary of Bank of America Corporation), Morgan Stanley Smith Barney LLC, Wells Fargo Advisors LLC (a wholly-owned subsidiary of Wells Fargo Bank), the Charles Schwab Corporation and Edward D. Jones & Co., L.P., have collectively garnered a significant percentage of the overall retail financial services industry. Furthermore, we compete with numerous regional and local securities firms, as well as with firms that provide online trading and discount brokerage services, such as E*TRADE Financial Corp., TD Ameritrade Holding Corporation, Charles Schwab & Co. and Fidelity Brokerage Services LLC. Additionally, increasing competition continues from other sources, such as commercial banks, insurance companies, and accounting and consulting firms that have entered the securities industry. We believe that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel, the relative prices of services and products offered, and the reputation of the firm.

In addition to competing for clients, we compete with other financial services providers to attract and retain experienced and productive investment professionals, especially those firms offering independent affiliate programs, such as Raymond James Financial, Inc. and LPL Financial Services. Historically, Summit Brokerage has relied on the use of both in-house, as well as outside, recruiters, together with advertising campaigns designed to attract financial advisors. In January 2011,

Summit Brokerage retained the services of Don Shula, the former coach of the Miami Dolphins and a National Football League Hall of Fame Inductee, as its corporate spokesperson for the recruiting of financial advisors. Under certain circumstances, Summit Brokerage may provide, in the form of either forgivable or non-forgivable loans, amounts to newly recruited financial advisors as an incentive for becoming affiliated with the firm. Alternatively, Summit Brokerage may offer newly recruited advisors a higher payout than they would otherwise receive for a limited period of time (e.g., 6 months – 36 months). Summit Brokerage may also agree to reimburse financial advisors for certain costs incurred by them in connection with their transition to the firm. Forgivable loans are typically amortized over a period of not more than 48 months, while non-forgivable loans are repaid by the financial advisor through the withholding of a certain percentage of the financial advisor’s monthly gross production until the note has been repaid in full. All loans typically require the personal guarantee of the financial advisor. In many instances, the amount of loans made available by Summit Brokerage may be less than the amount of loans made available by our competitors, many of whom have greater financial resources than the Company.

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

Employees

As of February 14, 2014, we employed 83 full-time people, including nine executives, 58 others in general staff positions and 16 in sales and sales-related positions (including ten producing financial advisors). As of that same date, there were 388 registered persons licensed with Summit Brokerage, the majority of which are producing financial advisors engaged by us as independent contractors, although 48 are engaged as full-time employees (38 in an operational capacity). None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Regulation

The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. While the SEC administers federal securities laws, much of the regulation for those operating within the securities industry comes from various self-regulatory organizations, such as FINRA.

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

Current and pending regulatory initiatives which may or will have an impact on the manner in which Summit Brokerage conducts its business include, but are not limited to, the following:

•	The requirement that registered representatives operate under a fiduciary standard, as opposed to a suitability standard under which they currently operate. Under a fiduciary standard, registered representatives will not only be required to make certain that all investments are reasonably suited based on such factors as the client’s risk tolerance, financial position and investment objectives, but also put the clients’ interests ahead of their own;

•	Changes to ERISA, Section 408(b)(2), requiring, in general, the expanded disclosure of the services being provided by, the status of (e.g., fiduciary versus non-fiduciary), and the compensation being earned by, the provider of such services to pension funds;

•	Expanded requirements related to the monitoring of Internet-based communications, including through social networking sites;

•	The proposed reduction of 12b-1 fees paid by mutual funds;

•	An emphasis on preventing cases of “reverse churning,” whereby the fees charged to a client with an advisor-directed advisory account are less than the commissions they would have paid had those same trades been executed within a traditional brokerage account;

•	The inability to collect commissions and 12b-1 fees on qualified retirement accounts (including IRAs);

•	A rule requiring broker-dealers to more closely supervise the strategies and recommendations (including hold recommendations) of its registered representatives; and

•	The implementation of FINRA Regulatory Notice 13-45, entitled “Rollovers to Individual Retirement Accounts.” The Notice relates to firms’ responsibilities “when (1) recommending a rollover or transfer of assets in an employer-sponsored retirement plan to an Individual Retirement Account (“IRA”) or (2) marketing IRAs and associated services.” As we work through the implications of this Notice, we may experience lower growth or even a decline in qualified plan rollovers, which may negatively impact our earnings.

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

As a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), our investment advisory subsidiary is subject to the regulations under both the Investment Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things:

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

In addition to the aforementioned, regulatory activity in the areas of privacy and data protection continues to grow and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. We must comply with these information-related regulations, including, but not limited to, the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and the 2003 Fair and Accurate Credit Transactions Act, to the extent they are applicable to us.

Furthermore, several members of Congress have recently considered enacting legislation that would change the eligibility requirements for determining one’s status as an independent contractor. Any change to such requirements that would have the effect of precluding Summit Brokerage from continuing to treat financial advisors operating from their offices as independent contractors could have an adverse effect on us.

There can be no assurance that the findings of any regulatory agencies will not result in subjecting Summit Brokerage and its principals and financial advisors to some form of disciplinary action, including fines. In addition, regulators may put restrictions on Summit Brokerage’s ability to grow. Furthermore, any contemplated merger by or with Summit Brokerage will require the approval of FINRA, which approval may not be granted. WE ARE CURRENTLY IN THE PROCESS OF SEEKING SUCH APPROVAL IN CONNECTION WITH THE MERGER, THE APPROVAL BY FINRA OF WHICH NO ASSURANCE CAN BE GIVEN. In addition, no assurance can be given as to our ability to comply with any increased regulation in a cost-effective manner.

Item 2.	Properties

In December 2009, we entered into two separate lease agreements for office space in Boca Raton, Florida. The first lease (“Lease Agreement”) is for 13,554 square feet of office space to house the corporate headquarters for the Company’s operations and expires on August 31, 2017, with the Company having the option to extend the Lease Agreement for two five-year renewal terms. Initial base rent is approximately $23,719 per month, subject to certain fixed increases over the course of the term, as set forth in the Lease Agreement. The second lease (“Second Lease Agreement”) is for 4,264 square feet of office space to house certain financial advisors and expires on August 31, 2017, with the Company having the option to extend the Second Lease Agreement for two five-year renewal terms. Initial base rent was $7,462 per month through February 2013 when the lease was amended, and the base rent amount increased to $7,917 per month, subject to certain fixed increases over the course of the term.

Total rent expense, including month-to-month leases for the years ended December 31, 2013 and 2012, was approximately $774,000 and $762,000, respectively.

Summit Brokerage also leases certain equipment under operating leases, which provide for minimum monthly payments of approximately $4,000 through December 2015.

Item 3.	Legal Proceedings

We are presently and regularly involved in legal proceedings in the ordinary course of our business, including lawsuits, arbitration claims, regulatory and/or governmental subpoenas, investigations and actions, and other claims. Many of our legal proceedings are initiated by our advisors’ clients and involve the purchase or sale of investment securities. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position.

Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, litigation involving the securities brokerage industry has continued to increase, including class action and other lawsuits that generally seek substantial damages, including, in some cases, punitive damages. Furthermore, given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, no assurance can be given that Summit Brokerage may not be subjected to a potentially significant increase in the number of proceedings to which it may be named as a party. Summit Brokerage currently maintains errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. There can be no assurance, however, that Summit Brokerage will be able to obtain errors and omissions insurance in the future, or that if it can be obtained, that the price for such insurance will be reasonable, or that even if such insurance is in force that it will cover any and all claims made or, if such claims are covered, that the amount of any award will not exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Moreover, we typically would be required to pay any applicable deductibles under any such policies. In certain instances, our errors and omissions insurance carrier may seek to treat a series of similar claims as “interrelated claims,” which would allow the insurance carrier to aggregate similar claims for purposes of determining their coverage limits. Such treatment may have a material adverse effect on us. Further, management evaluates whether or not to establish reserves for pending litigation. There is no assurance that, absent sufficient insurance coverage, the reserves will be adequate to cover any awards against Summit Brokerage. While it is not possible to determine with certainty the outcome of these matters of which we are currently aware, we are of the opinion that the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

On November 27, 2013, Michael S. Hill (“Hill”) filed a putative class action complaint, entitled, Hill v. Cohen, et al., Case No. 2013 CA 17640 (AH), Circuit Court, Palm Beach County, Florida, against us, and our directors, RCS and Merger Sub. Hill generally alleges that our directors breached their fiduciary duty arising from the proposed Merger transaction with RCS (Count I) and RCS and Merger Sub aided and abetted our directors’ breach of their fiduciary duty (Count II). Hill seeks class certification, injunctive relief, attorneys’ fees, and compensatory damages. On December 12, 2013, Gary Wohrle (“Wohrle”), in his capacity as trustee on behalf of the Wohrle Family Trust, filed a putative class action complaint, entitled Wohrle v. Summit Financial Services Group, Inc. et al., Case No. 2013 CA 018242 (AH), Circuit Court, Palm Beach County, Florida, against us, our directors, RCS, and Merger Sub. Wohrle generally alleges that our directors breached their fiduciary duty arising from the proposed Merger transaction with RCS (Count I) and that we, RCS and Merger Sub aided and abetted our directors’ breach of their fiduciary duty (Count II). Wohrle seeks class certification, injunctive relief, revocation of the proposed Merger transaction, attorneys’ fees and compensatory damages. On January 17, 2014, the Court consolidated the two related actions and deemed Hill v. Cohen et al. to be the operative complaint until a consolidated amended complaint is filed. We believe the lawsuit is without merit and intend to vigorously defend ourselves.

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

Market Information

Our common stock is traded, and quoted on, the over-the-counter market under the symbol “SFNS.” The following table represents the range of the high and the low bid prices, as reported by NASDAQ Trading and Market Services, for each fiscal quarter for the last two fiscal years ended December 31, 2013. These quotations represent prices between dealers, may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	Low	High
Fiscal Quarter Ended
March 31, 2013	$0.67	$0.78
June 30, 2013	$0.65	$0.75
September 30, 2013	$0.69	$0.90
December 31, 2013	$0.85	$1.28

March 31, 2012	$0.68	$0.79
June 30, 2012	$0.70	$0.79
September 30, 2012	$0.74	$0.78
December 31, 2012	$0.62	$0.78

On February 14, 2014, the closing price of our common stock was $1.25 and we had approximately 170 holders of record.

Dividends and Dividend Policy

We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on our financial condition, results of operations, capital requirements and other relevant factors. Furthermore, under the terms of the Merger Agreement, we are prohibited from paying any dividends. See the “RCS Merger Transaction,” below. In October 2013, the Company redeemed its then outstanding shares of Series A Preferred Stock. Prior to its redemption, we paid a total of $18,424 in dividends on the Series A Preferred Stock during 2013. As a result of the redemption, there were no accrued dividends as of December 31, 2013.

Issuer Purchase of Equity Securities and Issuance of Restricted Securities in the Fourth Quarter

During the quarter ended December 31, 2013, the Company issued 92,499 shares of its common stock to 14 individuals upon their exercise of 126,250 outstanding options. Of the 126,250 options exercised, 26,750 options were exercised for cash, resulting in total consideration of approximately $11,000. The remaining 99,500 options were exercised on a cashless basis, resulting in the issuance of 65,749 shares. The average exercise price for all option exercises was approximately $0.45 per share. All of the shares of common stock were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended, afforded by Section 4(2) of such Act and Regulation D thereunder. During 2013, the Company did not repurchase any of its common stock shares. In October 2013, the Company redeemed all of its outstanding Series A Preferred Stock for a total of $125,000, plus accrued dividends.

The RCS Merger Transaction

As previously reported on Form 8-K, and as described above, on November 16, 2013, we entered into a Merger Agreement with RCS and Merger Sub, a newly formed, wholly-owned subsidiary of RCS. The Merger Agreement was amended on March 17, 2014. Under the Merger Agreement, Merger Sub will merge with and into us, with the Company surviving the merger as a subsidiary of RCS. RCS expects that our business, once acquired, will operate independently of RCS’s wholesale broker-dealer subsidiary, Realty Capital Securities, LLC, and function as a separate business unit alongside RCS’s existing operating subsidiaries.

The Merger Agreement initially provided that each share of our common stock (excluding any dissenting shares) outstanding immediately prior to the closing will be converted into the right to receive (a) $1.2578, representing the sum of the consideration payable in the Merger by RCS, plus cash contributed by us, and (b) one non-transferable CVR to be issued by RCS pursuant to a CVR agreement to be entered into at the closing. The total consideration payable by RCS in the Merger (not including cash to be contributed by Summit) is $49.0 million, at least $9.8 million of which will be payable in RCS Class A common stock.

The amendment to the Merger Agreement, among other things, provided for the following:

•	That the structure of the Merger will be changed such that Merger Sub will merge with and into Summit, with Summit surviving the Merger and continuing as a subsidiary of RCAP;

•	That the contingent value rights (“CVRs”) issuable by the Company under the Merger Agreement (and the related CVR agreement to be entered into by the Company at the effective time of the Merger) will be eliminated;

•	That the consideration payable in respect of the CVRs (as adjusted as set forth in the Amendment, referred to therein as the “Final Additional Cash Amount”) will no longer be tied to the achievement by Summit of certain agreed-upon performance targets, but will instead be paid at the effective time of the Merger together with the balance of the merger consideration;

•	That the price per share of Class A common stock of the Company used to determine the number of shares of Class A common stock of the Company to be issued in the Merger will be capped at $28.00; and

•	Extending the date after which the parties may terminate the Merger Agreement (referred to as the “outside date”) from May 30, 2014 (or July 31, 2014 if the only remaining condition is receipt of FINRA approval in connection with the Merger) to June 30, 2014 (or August 31, 2014 if the only remaining condition is receipt of FINRA approval in connection with the merger.

The Closing Merger Consideration will be payable in cash (approximately 80%) and RCS Class A common stock (approximately 20%), but our shareholders will have the right to elect to receive additional shares of RCS Class A common stock in lieu of all or any portion of the Cash Merger Consideration payable to them in cash (other than cash contributed by us).

As a result of the amendment, the Company estimates that its shareholders will receive (in both cash and shares of RCS Class A common stock) approximately $1.50 (including cash contributed by us), at the time of closing. Our shareholders are also entitled to their pro rata portion of a tax refund expected to be paid on or before June 30, 2015, currently estimated at $0.06 per share of Summit common stock. As a result, the Company estimates that the total consideration payable in connection with the Merger to be $1.56 per share. The total consideration payable by RCS in the Merger (in the form of cash and shares of RCS Class A common stock) is still estimated to be approximately $49 million.

Under the Merger Agreement, any of our outstanding restricted stock units that are settled in, and any stock options (granted under our 2000 Incentive Compensation Plan (the “2000 Plan”) and our 2006 Incentive Compensation Plan (the “2006 Plan”), and warrants to purchase shares of our common stock, to the extent not previously vested or exercised, as applicable, will vest as of immediately prior to the closing. In addition, any stock options granted under the 2000 Plan and any warrants that are outstanding and unexercised immediately prior to the closing will not be entitled to any consideration in the Merger and will be assumed by RCS and converted into options and warrants to purchase Class A common stock of RCS, any stock options granted under the 2006 Plan that are outstanding and unexercised immediately prior to the closing will be deemed exercised on a cashless basis for the Aggregate Merger Consideration and the Tax Refund Amount with respect to the remaining underlying deemed shares of Summit common stock; and any restricted stock units will be converted into the right to receive the Aggregate Merger Consideration and the Tax Refund Amount as if such unit was a share of our common stock.

The board of directors of RCS and our Board of Directors (acting upon the unanimous recommendation of a special committee comprised solely of our independent directors (the “Special Committee”)), has unanimously approved the Merger Agreement, and our Board has agreed to submit the Merger Agreement to a vote of our shareholders and recommended that our shareholders approve the Merger. We have agreed, subject to certain exceptions with respect to unsolicited proposals, not to solicit or negotiate competing acquisition proposals or recommend or enter into any alternative business combinations. However, after receiving an unsolicited acquisition proposal, our Board may withdraw its recommendation in favor of the approval of the Merger Agreement, terminate the Merger Agreement and enter into an alternative business combination agreement if, among other conditions, our Board determines in good faith after consultation with its advisors that the proposal constitutes a “superior proposal” and failure to withdraw its recommendation would be inconsistent with its fiduciary duties; RCS has declined to match such proposal; and

concurrently with such termination, we pay to RCS a termination fee in the amount of $1,400,000 and expenses up to $600,000. The Merger Agreement contains certain additional termination rights for us and RCS, which may require us to pay to RCS a termination fee and/or expenses in the amounts described above, as well as a termination right for us if, under the circumstances described in the Merger Agreement, at the closing RCS fails to deposit an amount of cash (not to exceed $39.2 million) sufficient to pay the cash consideration payable under the Merger Agreement to holders of our common stock and common stock equivalents, in which case RCS must pay us a $1,000,000 termination fee.

We and RCS have made customary representations and warranties to one another and agreed to customary covenants in the Merger Agreement, including covenants and restrictions with respect to the operation of our business pending the consummation of the Merger or the termination of the Merger Agreement. UPON THE CONSUMMATION OF THE MERGER, OF WHICH NO ASSURANCE CAN BE GIVEN, IT IS ANTICIPATED THAT THE SHARES OF OUR COMMON STOCK WOULD CEASE TRADING AND BE DELISTED; AND SUMMIT WOULD CEASE TO BE A PUBLICLY TRADED COMPANY, AND WOULD NO LONGER FILE PUBLIC REPORTS WITH THE SEC.

The completion of the Merger is subject to approval of the Merger by our shareholders and by FINRA. In addition, completion of the Merger is subject to satisfaction or waiver of a number of customary conditions, as well as the following: in our case, RCS depositing an amount of cash sufficient to pay the cash consideration payable under the Merger Agreement to holders of our common stock and common stock equivalents; in the case of RCS, subject to any elections made by our shareholders, RCS not being required to pay cash in an amount in excess of $39.2 million in the aggregate and Class A common stock in an amount in excess of $9.8 million in the aggregate; the employment agreements and employment term sheets entered into with certain of our officers and employees at the time of the Merger Agreement, as more fully described below, being in full force and effect; in our case, the transaction payment plan adopted by Merger Sub at the time of the Merger Agreement (which provides for aggregate restrictive covenant payments of $2.8 million at the closing to certain of our officers and employees, as well as additional incentive compensation of $2.0 million for the achievement of performance targets for 2014) being in full force and effect; the effectiveness of a registration statement on Form S-4 with respect to the Class A common shares to be issued pursuant to the Merger and approval for listing on the New York Stock Exchange of the Class A common stock issued by RCS; and, in the case of RCS, dissenting shares representing less than 7% of our outstanding common stock, and our maintaining certain agreed levels of “gross dealer concessions” and “net capital.” The completion of the Merger is not conditioned on antitrust clearance or receipt of any financing by RCS.

THE MERGER IS EXPECTED TO BE CONSUMMATED IN THE SECOND QUARTER OF 2014, OF WHICH, NO ASSURANCE CAN BE GIVEN. IF THE CONDITIONS OF CLOSING, INCLUDING THE APPROVAL OF THE MERGER BY OUR SHAREHOLDERS ARE NOT ALL SATISFIED OR WAIVED BY JUNE 30, 2014, THE MERGER AGREEMENT MAY BE TERMINATED BY EITHER RCS OR US. FURTHERMORE, EVEN IF APPROVED BY OUR SHAREHOLDERS, THE MERGER MAY NOT BE CONSUMMATED IF IT DOES NOT CLOSE BY JUNE 30, 2014. IN THE EVENT THE MERGER DOES NOT CLOSE, THE PRICE OF OUR STOCK MAY DECLINE SIGNIFICANTLY. The June 30, 2014 date will be automatically extended to August 31, 2014, if as of June 30, 2014, the only condition remaining is FINRA’s approval of the change in control of our wholly-owned broker-dealer as a result of the Merger. Furthermore, as described above, litigation relating to the Merger has been instituted against us and our directors, and no assurance can be given as to the outcome of such litigation or the effect of such litigation on the ability to consummate the Merger.

In connection with the Merger Agreement, Cassel Salpeter & Co., LLC acted as financial advisor to the Special Committee.

The foregoing summary has been included to provide investors and security holders with information regarding the terms of the Merger Agreement and is qualified in its entirety by the terms and conditions of the Merger Agreement. The Merger Agreement contains representations and warranties by each of the parties to the Merger Agreement, which were made only for purposes of that agreement and as of specified dates. The representations, warranties and covenants in the Merger Agreement were made solely for the benefit of the parties to the Merger Agreement; may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Summit, RCS or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in our or RCS’ s public disclosures.

The description of the Merger Agreement in this Annual Report on Form 10-K is a summary and is qualified in its entirety by the terms of the Merger Agreement, and the amendment thereto, which are incorporated by reference as Exhibits hereto.

Concurrently with the execution of the Merger Agreement, RCS entered into a voting agreement with Marshall T. Leeds, our President and Chief Executive Officer (with respect to 6,480,000 shares of our common stock, and restricted stock units and options relating to an additional 8,865,087 shares of our common stock, representing approximately 31.7% of Summit’s outstanding common stock and, including the shares underlying the restricted stock units and options, 35.9% of Summit’s outstanding common stock on a fully diluted basis), pursuant to which, Mr. Leeds, among other things, has agreed to vote his shares of Summit common stock in favor of the approval of the Merger Agreement and the Merger and against any alternative transaction (the “Voting Agreement”). The Voting Agreement will automatically terminate if the Merger Agreement is terminated in accordance with its terms.

The foregoing summary of the Voting Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Voting Agreement, which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

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

Valuation of Deferred Tax Assets. We account for income taxes in accordance with U.S. generally accepted accounting principles, which requires the recognition of tax benefits or expense on the timing differences between the tax basis and book basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. Deferred tax assets as of December 31, 2013, which consisted principally of unrecognized stock-based compensation, the amortization of client list and goodwill and the net effect of timing differences, amounted to approximately $2.05 million. We have determined that a valuation allowance at December 31, 2013 was necessary to fully offset such deferred tax asset based on the likelihood of future realization.

Expense Recognition of Employee Stock Options, Warrants and Deferred Stock Units. We account for all option, warrant and deferred stock unit (including those issued to both employees and non-employees of Summit Brokerage) issuances using a fair value method. In connection therewith, we record, upon the issuance of each option, warrant and deferred stock unit, unearned stock-based compensation in an amount equal to the number of shares covered by the option, warrant and deferred stock unit multiplied by the fair value per option, warrant or deferred stock unit. The amount recorded as unearned stock-based compensation is then amortized over the vesting period of the option, warrant or deferred stock unit. Consequently, the total expense recognized in the current period represents the amortized portion, if any, of the fair value of all outstanding options, warrants and deferred stock units (net of recaptures, if any).

See the notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information concerning our accounting policies.

The following discussion and analysis of our financial condition and results of its operation for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Annual Report.

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

Overview

Summit Financial Services Group, Inc., through its primary operating subsidiary, Summit Brokerage Services, Inc., provides full-service securities brokerage through a network of 317 producing financial advisors serving retail and, to a much lesser extent, institutional client accounts. With the exception of our Boca Branch, which we acquired from Wachovia Securities Financial Network in January 2003, our 234 other branch offices are owned and operated by independent owners, who maintain appropriate licenses and are responsible for all office overhead and expenses. This arrangement allows us to operate with a reduced amount of fixed costs and lowers the risk of operational losses for non-production. Because these independent operators, many of whom are financial planners, are required to pay their own expenses, we generally pay them a much greater percentage of the commissions and fee income they generate, typically 80%-90%.

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

	2013		2012
Insurance related products	$25,161,609	29%	$24,666,110	34%
Investment advisory fees	16,719,711	19	14,101,056	19
Other commission revenue	16,333,736	18	9,677,633	13
Mutual funds	11,969,612	14	10,059,597	14
Equities	11,653,173	13	9,703,751	13
Other revenue	4,961,121	6	4,029,863	6
Interest and dividends	819,911	1	998,490	1

Total	$87,618,873	100%	$73,236,500	100%

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

In 2013 and 2012, we reported gross revenues and net income of $87.6 million and $2.55 million and $73.2 million and $1.59 million, respectively. During 2013, our revenues and earnings grew primarily as a result of an increase in the average production per financial advisor when compared to the 2012 average. This increase in average production per financial advisor in 2013 was due in large part to an increase in investor confidence (and investing activity) as measured by the significant increases in the major market indices. Prospectively, we continue to believe that events that trigger the loss of investor confidence, including as a result of economic problems and uncertainty within the European Union (including Greece, Italy and Cyprus), Venezuela and Ukraine, geopolitical uncertainty of the Middle East and South America and the volatility of oil prices, continued political instability in North Korea, and concerns about domestic spending and the debt ceiling, will negatively impact our results of operations. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished.

In addition to the factors described above, our operating results in 2014 and beyond may be negatively impacted by several other factors, including, but not limited to, the Merger, the consummation of which no assurance can be given, increased costs required to become compliant with the extensive regulatory reforms recently enacted (as well as proposed reforms), the potential loss of revenue sources related to such regulatory reforms, Summit Brokerage’s decision to focus on expanding its marketing and recruiting efforts, and an overall reduction of margins on an industry-wide basis.

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

Our business plan is focused primarily on increasing our network of affiliated financial advisors, which permits us to expand our base of revenue and our network for the retail brokerage of securities without the capital expenditures that would be required to open Company-owned offices and the additional administrative and other costs of hiring financial advisors as in-house employees. As was the case with the Boca Branch, however, we may evaluate potential acquisitions, including those that would result in acquired financial advisors becoming employees of Summit Brokerage. Typically, Summit Brokerage has recruited offices comprised of between one and three financial advisors. Prospectively, we expect to continue to recruit smaller offices, although we may target larger offices comprised of many financial advisors. Because of the size of larger offices, we may be required to pay a greater percentage of the offices’ commissions than we would pay to a smaller office. As a result, if we are successful in acquiring a larger office, of which no assurance can be given, we may experience a potential decline in our gross margin percentage. In addition, the Merger may affect our ability to add and/or retain financial advisors.

By their nature, our business activities are highly competitive and are subject to, among other things, general market conditions, including the volatility of the trading markets and the attractiveness of various forms of investment products. Although the markets have recently enjoyed all-time highs, our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty and may result in revenues and net income (or losses) in any particular period that may not be representative of future results and may vary significantly from period to period. Furthermore, we have determined that our long-term growth strategy can best be maximized through the reinvestment of a portion of our earnings into the development of our infrastructure and recruiting and business development efforts, including through the payment of upfront amounts to advisors. As a result, our future earnings may be significantly less than in prior years. Expenses relating to the Merger, including the class action lawsuits filed with respect to the Merger, may also adversely affect our earnings.

Results of Operation

The following discussion relates to the results of operations for the fiscal year ended December 31, 2013 (“2013”), compared to the results of operations for the fiscal year ended December 31, 2012 (“2012”). All amounts are rounded.

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenue:

Commission revenue of $81.84 million for 2013 represents an increase of $13.63 million, or 20%, over the $68.21 million of commission revenue reported for 2012. During 2013, our revenues and earnings grew primarily as a result of an increase in the average production per financial advisor when compared to the 2012 average. This increase in average production per financial advisor in 2013 was due in large part to an increase in investor confidence (and investing activity) as measured by the significant increases in the major market indices.

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

Interest and dividend income decreased by $178,000, or 18%, from $998,000 in 2012 to $820,000 in 2013. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. As interest rates and yields have declined, the Clearing Brokers have reduced the percentage that they share with Summit Brokerage. The amount that Summit Brokerage receives will also fluctuate based on the underlying balances upon which such amounts are earned. Because we were unable to grow the underlying assets by an amount that exceeded the reductions in the portion we receive, we experienced declines in both 2013 and 2012 in the revenue we received. Furthermore, we believe the likelihood of a decline in this source of revenue is great should interest rates remain at their low levels, with Summit Brokerage having received notice from one of its Clearing Brokers that it intends to further reduce the percentage paid to Summit Brokerage in 2014 unless interest rates increase. Additional reductions into 2014 and beyond will continue to adversely affect our operating results, with significant reductions potentially having a material adverse impact on the Company’s operating results.

Other revenue increased by approximately $930,000, or 23%, from $4.03 million in 2012 to $4.96 million in 2013. Other revenue represents fees generated by the Company primarily from providing services and administration and acting as a principal in certain fixed income transactions.

Expenses:

Commissions and related costs increased to $69.24 million in 2013, representing an increase of $11.10 million, or 19%, over the $58.14 million reported in 2012. In general, commissions and related costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and related costs, as a percentage of commission revenue, decreased slightly in 2013 to 84.6% from 85.2% in 2012. Prospectively, this amount may increase if we are required to pay our financial advisors a greater percentage of the commissions they generate. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where Summit pays the costs associated with operating the Boca Branch. In addition to the commission expense we pay to our financial advisors, we also include certain costs that are either billed, or credited, to Summit Brokerage by its Clearing Brokers, other than those related to clearance and execution.

Employee compensation and benefits increased to $7.52 million in 2013, which represents an increase of $1.02 million, or 16%, over the $6.50 million reported for 2012. This increase is due primarily to the addition of senior level executives, as well as an overall increase in salaries between 2012 and 2013. Also included with employee compensation and benefits is the cost we recognize related to the issuance of common stock and equivalents (e.g., options) to our employees. For 2013 and 2012, a total of $551,000 and $584,000, respectively, was expensed (net of recaptured amortization), all of which related to the amortization of unearned stock-based compensation.

Occupancy and equipment costs increased to $791,000 in 2013, which represents an increase of $13,000, or 2%, from the $778,000 reported for 2012. This increase was due primarily to the annual rate increases provided for within the lease agreement for our headquarters.

Other operating expenses include the general and administrative costs incurred by us, to the extent such costs are not included elsewhere. Other operating expenses increased by $1.39 million, or 36%, to $5.22 million during 2013 from $3.83 million for 2012 as a result of approximately $1.20 million in costs related to the Merger, mostly in the form of legal and accounting fees, an increase of $230,000 in the costs we incurred to attract and retain our financial advisors and employees, and an increase of $50,000 in insurance costs. The increases were only partially offset by decreases in consulting fees of $133,000. We also include within other operating expenses the costs related to the issuance of common stock and equivalents to our independent financial advisors. For 2013 and 2012, a total of approximately $152,000 and $149,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock-based compensation.

Net Income:

For 2013, we reported net income of $2.55 million, or $0.12 per basic share and $0.10 per diluted share. For 2012, we reported net income of $1.59 million, or $0.06 per basic share and $0.05 per diluted share. Our performance in 2013 was positively impacted by an increase in commission revenues resulting primarily from an increase in the average production per financial advisor.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $4.04 million in 2013, compared to $2.34 million during 2012. Net cash provided by operating activities represents net income adjusted for certain non-cash expenses, such as depreciation and amortization. Net cash provided by operations is also impacted by changes in the balances of current assets and liabilities (exclusive of cash and cash equivalents). Although non-cash expenses were approximately the same in both 2013 and

2012, the net change in the balances of current assets and liabilities was significantly different in 2013 compared to 2012. For 2013, the net change in current asset and liability accounts resulted in a reduction of $79,000 when computing net cash provided by operations, compared with a net reduction of $380,000 for 2012.

During 2013, we purchased $190,000 of property and equipment, compared to $68,000 purchased during 2012. For 2014, we do not anticipate incurring significant capital expenditures for furniture, equipment and leasehold improvements.

Net cash provided by financing activities totaled approximately $272,000 during 2013. During 2012, financing activities used net cash of $5.10 million. The primary reason for the increase in cash provided by financing activities was the purchase and retirement during 2012, in two privately negotiated transactions, of 6.56 million shares of our common stock from two shareholders (and their affiliates) for $5.15 million. During 2013, options were exercised for aggregate consideration of $416,000, which proceeds were partially offset by the payment of $125,000 to redeem our Series A Preferred Stock, as well as the payment and accrual of $18,000 in Preferred Stock dividends. This compares with aggregate proceeds from the exercise of options and warrants of $162,000 during 2012, which was partially offset by the payment and accrual of $15,000 in Preferred Stock dividends and $92,000 of costs related to equity transactions.

As a result of the above, cash and cash equivalents increased during 2013 by $4.12 million to $12.09 million.

Inflation. Inflation has not been a major factor in our business since inception. There can be no assurances that this will continue to be the case.

Significant Business Relationships

Since 1994, we have had a clearing agreement with First Clearing Corporation, an affiliate of Wells Fargo & Company, to execute securities orders and maintain accounts for clients on behalf of Summit Brokerage and its clients. On March 19, 2008, we entered into a clearing agreement with Pershing LLC (a division of the BNY Mellon) to provide clearing services in addition to First Clearing Corporation. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of services to, our clients could be negatively impacted, which could, in turn, have a material adverse effect on both our revenues and earnings.

Factors That May Affect Future Results and Market Price of Our Stock

In addition to the Merger, the consummation of which no assurance can be given, we operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

There can be no assurance that the Merger will be consummated. The Merger was initially expected to close during the first quarter of 2014. The Merger is currently expected to close during the second quarter of 2014, although no assurance can be given. If the conditions of closing, including the approval of Merger by our shareholders, are not all satisfied or waived by June 30, 2014, the Merger Agreement may be terminated by either RCS or us. Furthermore, even if approved by our shareholders, the Merger may not be consummated if it does not close by June 30, 2014. The June 30, 2014 date will be automatically extended to August 31, 2014, if as of June 30, 2014, the only condition remaining is FINRA’s approval of the change in control of our wholly-owned broker-dealer as a result of the Merger.

Our operations have been and will continue to be impacted until the consummation of the Merger or the termination of the Merger Agreement. Our management, and, in particular, our Chief Executive Officer and Chief Financial Officer, have and will continue to devote significant time to the Merger and the potential consummation thereof. To the extent such time would otherwise have been spent on executing our business plan, as well as on the day-to-day operations of the Company, our operations have and will be impacted. Furthermore, although we have recognized approximately $1.2 million in Merger-related costs during 2013, we will continue to incur additional Merger-related costs during 2014 until the Merger is either consummated or the Merger Agreement is terminated. Such 2014 costs, including the costs related to the class action lawsuits, may be significant. In addition, we may be obligated to pay certain termination expenses under the Merger Agreement under certain circumstances if the Merger is not consummated. Since the announcement of the Merger, as what typically happens in such circumstances, our financial advisors have been actively solicited by other broker-dealers, many of whom are offering significant upfront money to our advisors. Although the loss of such financial advisors to date has not had a material impact on our results of operations, there can be no guarantee that we will not lose a significant number of financial advisors, regardless of whether the Merger is consummated. Furthermore, our recruiting efforts may be hampered by the uncertainty among certain advisors of how the Merger will affect them personally if they were to affiliate with Summit Brokerage.

In addition, under the terms of the Merger Agreement, we are prohibited from undertaking certain business activities without the consent of RCS. Those types of activities include, among other things, any issuances of equity (other than in connection with the exercise of outstanding options or warrants), incurring significant capital expenditures, effectuating acquisitions, entering into loan agreements or advancing money, incurring indebtedness above a pre-determined amount, and settling litigation for amounts in excess of certain thresholds set forth in the Merger Agreement. In the event we determine that it is in our best interest to engage in the types of activities described above and RCS withholds its consent, we may be adversely affected.

There can be no assurance that we will continue to operate profitably in the future. Although the Company has reported an after-tax profit in every year but one since 2004, we cannot assure you that we will continue to sustain profitability for the reasons further described in this Annual Report on Form 10-K. Furthermore, even if we generate net income, our cash flow from operations may not be sufficient to allow us to fully execute our strategy for the reasons further described in this Annual Report on Form 10-K.

Our business could be harmed by market volatility, declining investor confidence, declines in general economic conditions and other securities industry risks. As a provider of financial products and services, we are affected by economic and political conditions over which we have no control. These conditions may directly and indirectly impact a number of factors that may be detrimental to our operating results, including reduced investor confidence, a slowdown in economic activity, declining or volatility in interest rates, and changes in volume and price levels of the securities markets. Although the markets have recently enjoyed all-time highs, no assurance can be given that the markets can sustain such levels or otherwise significantly decline. Reductions in investor confidence, any slowdown in economic activity, declining or volatility in interest rates, and changes in volume and price levels of the securities markets have historically resulted in a reduction in the value and attractiveness of certain types of investments, which will negatively impact our operating results. In periods during major stock market declines, many firms in the securities industry suffer financial losses, and the level of individual investor confidence (and trading activity) decreases after these events, as many investors leave the equity market for cash, real estate or other investments. When investor confidence and trading volume is low, our profitability is adversely affected because a portion of our costs do not vary with revenue. For these reasons, severe market fluctuations can have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diversified business lines and/or greater financial resources might withstand a downturn in the securities industry better than we could.

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

We receive additional compensation from certain product vendors (e.g., insurance companies and mutual funds), which amounts are used to offset the costs associated with, among other things, our national convention, as well as other advisor-oriented meetings. Should these vendors reduce or eliminate such additional compensation, our results for 2014 and beyond could be negatively impacted.

In addition to the factors described above, our operating results in 2014 and beyond may be negatively impacted by several other factors, including, but not limited to, increased costs required to become compliant with the extensive regulatory reforms recently enacted (as well as proposed reforms), the potential loss of revenue sources related to such regulatory reforms, Summit Brokerage’s decision to focus on expanding its marketing and recruiting efforts, and an overall reduction of margins on an industry-wide basis.

We believe that the factors that have affected both the economy, in general, and the financial markets, in particular, during the last few years may continue for the foreseeable future, and that the Company’s operating results may be negatively impacted as a result thereof.

Our earnings can be negatively impacted by declining interest rates and yields. Under its agreements with its Clearing Brokers, Summit Brokerage receives a portion of the interest income earned from, and interest expense charged to, its clients. As interest rates and yields have declined, the Clearing Brokers have reduced the percentage that they share with Summit Brokerage. The amount that Summit Brokerage receives will also fluctuate based on the underlying balances upon which such amounts are earned. Because we were unable to grow the underlying assets by an amount that exceeded the reductions in the portion we received, we experienced declines in both 2013 and 2012 in the revenue we received. Furthermore, we believe the likelihood of a decline in this source of revenue is great should interest rates remain at their low levels, with Summit Brokerage having received notice from one of its Clearing Brokers that it intends to further reduce the percentage paid to Summit Brokerage in 2014 unless interest rates increase. Additional reductions into 2014 and beyond will continue to adversely affect our operating results, with significant reductions potentially having a material adverse impact on the Company’s operating results.

We operate in a highly regulated industry and compliance failures could adversely affect our business. The securities industry is subject to extensive regulation in all of the jurisdictions in which we operate. The SEC, the self-regulatory organizations, including FINRA, and state regulatory agencies have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer and an investment advisor, and their registered representatives, employees or officers. Additionally, certain regulatory agencies have the ability to limit our growth by restricting the number of offices, or financial advisors, that we can add, as well as require that Summit Brokerage maintain a certain amount of regulatory capital. Furthermore, recent legislation, such as the Dodd-Frank Act, changes in the rules and regulations promulgated by the SEC or self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers and investment advisors. Provisions of the Dodd-Frank Act that may impact our business include, but are not limited to: the potential implementation of a more stringent fiduciary standard for broker-dealers and enhanced regulatory oversight of incentive compensation. Compliance with these provisions has resulted in, and is likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. The stated purpose of much of the regulation of broker-dealers and investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and shareholders of broker-dealers and investment advisors. As part of the regulatory process, broker-dealers and investment advisors are subject to routine examinations, the purpose of which is to determine their compliance with rules and regulations promulgated by, or under the jurisdiction of, the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer or investment advisor being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer or investment advisor may be required to pay a fine and/or be subject to other forms of disciplinary action. In the past, Summit Brokerage has been required to pay a fine for certain violations, and no assurance can be given that the firm will not be subject to future fines or other forms of disciplinary action. For 2014 and beyond, we believe that the various regulatory agencies will seek to assess increasing fines and penalties by seeking to identify more instances of noncompliance, lowering the threshold of materiality upon which the decision to assess a fine or penalty is made (versus another form of disciplinary action), and increasing the amount of the fine (for a particular violation) over what was assessed in prior years. In those instances where Summit Brokerage is informed of a potential violation by an examining regulatory authority, it endeavors to correct such violations as soon as is practicable.

Our ability to comply with all applicable laws and rules, as well as unpredictable changes in their content, and in the regulatory interpretation and enforcement of them, is largely dependent on our establishment and maintenance of compliance and reporting systems, our ability to attract and retain qualified compliance and other personnel, and the maintenance of sufficient regulatory capital. We could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance. In addition, it is possible that any past noncompliance could subject us to future civil lawsuits or arbitration, the outcome of which could have a material adverse effect on our financial condition and operating results.

In connection with past examinations, Summit Brokerage has been notified by FINRA of, and endeavored to correct, certain alleged violations. There can be no assurance that the findings of any regulatory agencies will not result in subjecting Summit Brokerage (and possibly certain of our principals and/or financial advisors) to some form of disciplinary action, including fines. In addition, regulators may put restrictions on Summit Brokerage’s ability to add new financial advisors and/or branch offices. Furthermore, the Merger which would result in a change in control of Summit Brokerage requires the approval of FINRA, and no assurance can be given that FINRA will approve such change in control.

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

Furthermore, several members of Congress have recently considered enacting legislation that would change the eligibility requirements for determining one’s status as an independent contractor. Any change to such requirements that would have the effect of precluding Summit Brokerage from continuing to treat its affiliates and the financial advisors operating from their offices as independent contractors could have an adverse effect on us.

There can be no assurance that the findings of any regulatory agencies with respect to the afore-described matters will not result in subjecting Summit Brokerage and its principals and financial advisors to some form of disciplinary action, including fines. In addition, no assurance can be given as to our ability to comply with any increased regulation in a cost-effective manner.

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

Poor service or performance of the financial products that we offer or competitive pressures on pricing of such services or products may cause clients of our advisors to withdraw their assets on short notice. Poor service or performance of the financial products that we offer relative to the performance of other products available in the market or the performance of our financial advisors relative to the performance of financial advisors at other firms may result in the loss of accounts. Furthermore, we are also subject to competitive pressures on the pricing of such services or products. As a result, we must monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust commission and fee rates, interest rates on deposits and margin loans, and other fee structures to remain competitive (as well as compliant with applicable regulations). Competition from other financial services firms, such as reduced commissions to attract clients or trading volume or higher interest rates to attract client cash deposits could adversely impact our business. The decrease in revenue that could result from such an event could have a material adverse effect on our business.

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

Mergers and acquisitions within the independent broker-dealer sector have increased competition among its participants, many of which have significantly greater equity capital and financial and other resources than we do. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. In addition, we expect competition to continue from commercial banks that have expanded into the brokerage business. We also compete with others in the financial services industry in recruiting financial advisors and new employees, as well as retaining current personnel (including senior members of management), and we could be adversely affected in the event we were to lose financial advisors who either individually or in the aggregate account(s) for a significant percentage of our revenues. Furthermore, a trend in the independent brokerage industry is to provide upfront amounts (in the form of either forgivable or non-forgivable loans) to newly recruited financial advisors as an incentive to become affiliated with a broker-dealer. Alternatively, Summit Brokerage may offer newly recruited advisors a higher payout than they would otherwise receive for a limited period of time (e.g., 12 months). Although Summit Brokerage typically offers such incentives, its ability to fully execute its growth strategy could be adversely impacted should those firms against whom we compete offer financial incentives: (i) beyond what we are able to offer based on our financial resources, or (ii) that, in general, do not make economic sense based on our current cost and operating structure, or in the event any such incentives are limited in the future by regulatory action, or by the terms and conditions of the Merger Agreement with respect to our operations pending the consummation of the Merger. Furthermore, the provision of upfront amounts, including higher payouts, may have an adverse effect on our operating results and our working capital, especially if the assumptions utilized in determining such upfront amounts related to a financial advisor’s performance are not materially correct. In addition to providing upfront amounts, many of our competitors offer commission payout rates in excess of the rates Summit Brokerage currently offers. As a result, we may not be able to attract and/or retain those financial advisors interested in receiving a greater percentage of the commissions and fees they generate. Should we elect to increase our payout rates to our financial advisors, our operating margins could be negatively impacted. Furthermore, should we elect to increase the amount of upfront money that we pay, our results could be negatively impacted if the advisors receiving such upfront money leave and we are unable to collect any unamortized balance, or such advisors remain with us but generate significantly less production than the production upon which the upfront payment was based. An increase in upfront amounts will also potentially negatively impact our results because we would be required to recognize greater amortization expense.

We expect to continue to face increasing competition from companies offering electronic brokerage services. These competitors may have lower costs or provide alternative services, and offer certain clients more attractive pricing or other terms, than we offer.

We may be unable to hire, integrate or retain qualified personnel. Most aspects of our business are dependent on highly skilled individuals. We devote considerable resources to recruiting, training and compensating these individuals. In addition, one component of our growth strategy is to increase market penetration by recruiting experienced financial advisors. We cannot assure that we will be successful in our recruiting efforts. Furthermore, our business could be adversely affected if we were to lose financial advisors who account for a significant percentage of our revenues. In addition, no assurance can be given as to the effect of the Merger on our ability to recruit and/or retain financial advisors.

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

Competition for key personnel is intense. We cannot assure that losses of key personnel due to such competition, or for other reasons, will not occur in the future. The loss of any key employee, particularly Marshall T. Leeds, our Chairman, Chief Executive Officer and President, could have a material adverse effect on our operating results. We currently maintain key man life insurance on Mr. Leeds in the amount of $3,000,000.

Other than Mr. Leeds, we do not have employment agreements with any other members of senior management. Historically, we have attempted to retain employees with incentive-based compensation, including cash bonuses and stock options conditioned on continued employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if our stock price were to decline, or fail to appreciate sufficiently. If that happened, our benefit plan might no longer be perceived as a competitive incentive for our key employees to stay with us.

The Company has agreed to reimburse Mr. Leeds for the tax liability incurred by him in connection with the disposition of certain common stock equivalents issued to him by us, including as a result of the Merger, if consummated. See “Employment Agreements.”

We need to comply with stringent capital requirements. Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us, as well as the Clearing Brokers, have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and/or investment advisors. Net capital is the net worth of a broker-dealer, less deductions for certain types of assets. If Summit Brokerage fails to maintain the required net capital, it may be subject to suspension or revocation of its licenses, which could ultimately lead to Summit Brokerage and/or the Company being liquidated. Additionally, the net capital rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital, and that require prior notice to the SEC and FINRA for certain capital withdrawals. If such net capital rules are changed or expanded, or if there is an unusually large charge or charges against our net capital (including as a result of Summit Brokerage’s obligation to indemnify our Clearing Brokers or as a result of a judgment levied against us), we might be required to limit or discontinue those portions of our business that require us to maintain certain net capital levels. A large operating loss or charge(s) against net capital could adversely affect our ability to expand or even maintain our present levels of business. Currently, Summit Brokerage is required to maintain net capital equal to the greater of: (i) $250,000 or (ii) 6.67% of aggregate indebtedness. As of December 31, 2013, Summit Brokerage had net capital of approximately $5.0 million and excess net capital of approximately $4.7 million, as computed under SEC Rule 15c3-1. The Rule also requires that Summit Brokerage’s ratio of aggregate indebtedness to net capital not exceed 15 to 1, as computed under SEC Rule 15c-3-1. At December 31, 2013, Summit Brokerage’s aggregate indebtedness to net capital ratio was 0.91 to 1, as computed under such Rule.

Historically, amounts of capital in excess of what the Company’s Board of Directors have deemed necessary to support Summit Brokerage’s operations have been upstreamed to the Company, thereby reducing the amount of net capital in Summit Brokerage. The Merger Agreement permits Summit Brokerage to continue to upstream capital to the Company, and permits the Company, to the extent required by law or regulation, to make distributions to Summit Brokerage. In the event it ever becomes necessary for Summit Brokerage to borrow money to satisfy its net capital requirements, the Merger Agreement provides for the borrowing of funds from RCS up to a specified limit.

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

Our strategy of reinvesting our profits may adversely impact future earnings. We have determined that our long-term growth strategy can best be maximized through the reinvestment of a portion of our earnings into the development of our infrastructure and our recruiting and business development efforts, including through the payment of upfront amounts to financial advisors, and the issuance of stock options, or the determined cash equivalent thereof, to financial advisors. Additionally, should we elect to increase the amount of upfront money that we pay, our results could be negatively impacted if the advisors receiving such upfront money leave and we are unable to collect any unamortized balance, or such advisors remain with us but generate significantly less production than the production upon which the upfront payment was based. An increase in upfront amounts will also potentially negatively impact our results because we would be required to recognize greater amortization expense. As a result, our future earnings may be negatively impacted.

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

Furthermore, if we elect to continue a strategy that incorporates the use of both forgivable and non-forgivable loans to induce newly recruited financial advisors to affiliate with us, we may use a significant portion of our working capital. Additionally, there can be no assurance that the financial advisors receiving such loans will not terminate their affiliation with us prior to either repaying the note or, in the case of forgivable loans, prior to the amortization of their notes. Our financial position and operating results could be materially adversely affected if we are unable to collect the unpaid/unamortized portion of the notes. Our financial position and operating results could also be materially adversely affected if, after having joined us, the gross production of the financial advisors receiving such loans is significantly below the gross production upon which the amount of the loan (typically some percentage of the registered representative’s gross production prior to joining us was based. In addition, to the extent we need additional working capital to fund any of such loans, we may seek additional financing sources, including the procurement of capital through a debt and/or equity offering, the success of which no assurance can be given (and which may have a dilutive effect on our shareholders). The Merger Agreement restricts our ability to procure capital through any debt or equity offering pending the consummation of the Merger or the termination of the Merger Agreement.

We may not be able to grow as planned. As part of our long-term growth strategy, we recruit individual financial advisors (or groups of financial advisors) and we evaluate the acquisition of other firms or assets that could complement or expand our business in attractive service markets or that could broaden our client relationships. We cannot assure you that we will be successful in our recruiting efforts or that we will be able to identify suitable acquisition candidates available on terms that are acceptable to us, or that we will be able to consummate any acquisition (see additional risk factors set forth in this Annual Report on Form 10-K). Additionally, our ability to grow may be limited by applicable regulation, and the restrictions imposed on us under the Merger Agreement pending the consummation of the Merger or termination of the Merger Agreement. We may also be unable to sustain the same level of growth in financial advisors as we experienced in prior years, especially if the factors that permitted such growth are in any way diminished. This is due, in part, to the reluctance of financial advisors to move from one broker-dealer to another during periods of strength in the market (and related investing activity), since advisors tend to postpone considering affiliating with another firm during periods in which their commission and fee income is increasing. Movement among financial advisors between firms can also be impacted by, among other things, large acquisitions within the industry, as well as concerns about the viability of a particular firm or firms. For 2014, we believe that movement among advisors may be more limited than in prior years, therefore, negatively impacting our recruiting efforts. Furthermore, even if our recruiting efforts are successful, our revenues, and, therefore, our profitability, may be affected by a number of factors beyond our control, including any decline in investor confidence. In addition, our ability to grow our revenues and earnings at our historical rates may be hampered if we experience a significant increase in the number of financial advisors opting to utilize the “hybrid model”, wherein the advisors establish their own investment advisory firm but are licensed with Summit Brokerage to conduct their securities business. Our margins on this type of business are typically lower than those earned by Summit Brokerage where an advisor’s investment advisory activities are processed through Summit Financial Group.

Future acquisitions may increase our leverage or cause dilution of existing shareholders’ interests. We anticipate that our growth strategy, which includes recruiting financial advisors and/or the acquisition of assets of other firms, may necessitate additional debt and/or equity financing, although there can be no assurance that this will happen. Our ability to acquire assets or procure financing is restricted under the terms of the Merger Agreement pending the consummation of the Merger or termination of the Merger Agreement. In addition, issuing securities, including stock and/or stock options, in connection with acquisitions, or the hiring or retention of financial advisors and other personnel, even if permissible under the Merger Agreement or consented to by RCS, may have a dilutive effect on the equity interests of our shareholders.

We may have difficulty integrating businesses and/or generating acceptable returns from future acquisitions. Even if we are able to identify acquisition candidates and complete the acquisitions on terms favorable to us, and we either are permitted to do so under the Merger Agreement or with the consent of RCS, pending the consummation of the Merger or the termination of the Merger Agreement, we cannot assure that we will be able to successfully integrate any acquired business into our operations. The success of any completed acquisition will depend in large measure on our ability to integrate the operations of the acquired business with our operations and otherwise to maintain and improve the results of operations of the acquired business. Acquisitions involve a number of special risks and present financial, managerial and operational challenges, some of which include:

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

Our exposure to possible litigation could adversely affect our business. From time to time, we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other lawsuits that generally seek substantial damages, including, in some cases, punitive damages. We currently maintain errors and omissions insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain errors and omissions insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the coverage for any particular claim (if covered at all) will be limited, and the amount of any liability may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion. Consequently, any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results. In the past, several brokerage firms were forced to cease operations as a result of disputes with their errors and omissions insurance carriers regarding the extent of available coverage. For 2014 and beyond, we expect that the cost of errors and omissions insurance will increase significantly.

With respect to litigation to which the Company is currently a party to, it is not possible to determine with certainty the outcome of such proceedings, although we believe that the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Furthermore, significant declines in the major market indices (and the corresponding reduction in the value of investments), such as the one that began in the second half of 2008 and the resulting reduction in the value of investments (including those investments that historically have been considered safe and conservative), often lead to increases in litigation, and no assurance can be given that the Company may not be subjected to a potentially significant increase in the number of proceedings to which it may be named as a party. In addition, our business may be negatively impacted if any of our financial advisors engage in dishonest activities.

From time to time, we may also be engaged in various legal proceedings not related to the sale of securities or other financial products or services. We currently maintain various types of insurance, including directors’ and officers’ liability insurance, as well as employment practices liability insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain such insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

In November and December 2013, we and our directors were named as defendants in class action lawsuits alleging that our directors breached their fiduciary duty arising from the proposed Merger transaction with RCS, and that RCS and Merger Sub aided and abetted our directors’ breach of their fiduciary duty. The cases were consolidated and the plaintiffs have not yet specified an amount of damages. We believe that the consolidated lawsuit is without merit and intend to vigorously defend ourselves, although no assurance can be given as to the ultimate outcome of the lawsuit. See “Item 3. – Legal Proceedings,” above.

Our business relies heavily on computers and other electronic systems and capacity constraints and failures of these systems could harm our business. As our business expands, we face risks relating to the need to expand and upgrade our transaction processing and monitoring systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. We cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis, or that such upgrades will ultimately serve the purposes for which they were intended. Additionally, our business may be negatively impacted by acts of cyber terrorism. Problems may arise in the operation of our technology platform that are beyond our control, including, for example, unexpected interruptions caused by system failures, the inability or failure of us and/or our Clearing Brokers to maintain the connectivity required for us to timely process transactions, concerns (actual or potential) about the security of data gathering and retrieval, interruptions of operations due to hackers, computer viruses or other malicious activity, including the unauthorized release of private information. Any of these problems could adversely affect our business.

We may not be able to completely protect ourselves from various forms of business interruption. Although we maintain business interruption insurance, the net proceeds from such insurance may not be sufficient to cover lost revenues and earnings. Additionally, in the future, it may not be possible to obtain business interruption insurance on terms that management deems acceptable, especially if such interruption relates to acts of terror, including acts of cyber terrorism, or natural disasters, such as hurricanes.

We rely on third-party vendors to provide services that are an integral part of our business. As a fully disclosed broker-dealer, we rely on our Clearing Brokers to provide a number of operations and support functions that we cannot provide internally. If our relationship with one or both of our Clearing Brokers were to be terminated or become impaired, our business could be materially adversely impacted unless we were able to utilize the services of another comparable clearing firm. Even if we were to develop such other relationships, our business could be adversely impacted if we were unable to obtain terms as favorable as those currently in place. In the event a Clearing Broker were to cease doing business with us, our ability to execute transactions on behalf of, and provide a full range of services to, our clients could be negatively impacted, which could, in turn, have a material adverse effect on both our revenues and our earnings.

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

We have to indemnify our Clearing Brokers. Included in our clearing agreements with our Clearing Brokers is an indemnification clause. This clause relates to instances where our clients fail to settle securities transactions. In the event this occurs, we have agreed to indemnify the Clearing Brokers to the extent of the net loss on the unsettled trade. As is customary in the industry, each of our Clearing Brokers has required that we put up a deposit, although there can be no assurance that the amount of any indemnified loss(es) will not exceed the amount of the deposit. Furthermore, in periods of extreme market volatility, it is possible that we may experience an increase in the number of unsettled trades.

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

We may have to indemnify our directors and officers for certain actions. Our Amended and Restated Articles of Incorporation, as amended, require us to indemnify (to the fullest extent permitted under Florida law) each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, lawsuit or proceeding to which they may be a party by reason of their being or having been directors or officers of our Company or our subsidiaries. We maintain directors’ and officers’ liability insurance coverage. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to us. Furthermore, there can be no assurance that any action will be covered by insurance, or if covered, that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, we may be forced to pay such difference. Accordingly, we may incur substantial costs, if not covered by insurance, related to the class action lawsuits filed against us and our directors. See “Item 3. – Legal Proceedings,” above.

Our common stock is subject to price volatility. The price of our common stock is volatile. Because of the limited trading market for our stock, investors interested in buying or selling our stock may experience significant price fluctuations, especially if such investors are looking to acquire or sell a large number of shares. For example, if an investor is interesting in selling a large number of our shares, the market price of our common stock could decline significantly. Furthermore, the price of our stock may be volatile because of possible fluctuations in our operating results and performance. Additionally, price volatility may also result from the general favor (or disfavor) among investors for our Company, the Merger, or financial services firms in general, as a result of the economy, the attractiveness of the financial markets, or any number of other factors. A significant decline in the market price of our common stock could result in litigation that could subsequently result in increased costs and a diversion of management’s attention and resources from operations.

In connection with the announcement of the merger, the price of our common stock increased by approximately 25% from its price on the day prior to the announcement, and by approximately 74% from its price approximately 90 days prior to the announcement. No assurance can be given that the current level of our stock price would be sustained. In addition, in the event the merger is delayed or is not consummated, the price of the company’s common stock may decline significantly.

Repurchasing our shares reduces our available capital. We have considered in the past and, when appropriate, repurchased shares of our common stock. Although no such repurchases took place in 2013, we redeemed all of our outstanding Series A Preferred Stock in 2013 for $125,000 plus accrued dividends. In 2012, we repurchased in two privately negotiated transactions, and retired, approximately 6.6 million shares of our common stock for an aggregate consideration of approximately $5.2 million. By using our capital to repurchase and redeem shares, we reduced the amount of cash that would otherwise have been available to fund our operating needs in the event of unforeseen circumstances, or for acquisitions, including financial advisors. Under the terms of the Merger Agreement, pending the consummation of the Merger or the termination of the Merger Agreement, we are prohibited from repurchasing any of our own shares without the consent of RCS.

Additional capital may dilute current shareholders. In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities, and debt securities that are convertible into common stock, or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which could, in turn, result in a dilution of the equity ownership interests of existing shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock. Furthermore, issuances of options or warrants, including issuances of stock options to our financial advisors and employees, may also significantly dilute our current shareholders. Under the terms of the Merger Agreement, pending the consummation of the Merger or the termination of the Merger Agreement, we are prohibited from entering into any financing arrangement involving the issuance of equity without the consent of RCS.

There may not be a liquid market for the common stock. Our common stock is currently traded on the over the counter market. This market generally has less liquidity than the NASDAQ SmallCap Market, and certain institutional investors are precluded from buying stock in this market. There can be no assurance that our investors will be able to sell their shares of common stock at prices and at times that are desirable, if at all. In addition, no assurance can be given that we will continue to be a reporting public company in the future, or that our common stock will continue to be traded publicly on the over the counter market or on any other inter-dealer quotation system or exchange. Additionally, there is a wide range of valuations at which independent brokerage firms trade, making it difficult for investors to determine a value for the Company based on the value of comparable companies.

If the Merger is consummated, it is anticipated that our common stock will cease trading, will be delisted and that we will cease being a publicly traded company.

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

No dividends are anticipated. We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Under the terms of the Merger Agreement, pending the consummation of the Merger or the termination of the Merger Agreement, we are prohibited from paying dividends without the consent of RCS.

We may propose a reverse-split of our common stock. We may, at some time in the future, propose a reverse-split of our common stock. There can be no assurance that, in the event of a reverse-split, the stock will not otherwise decline in value. Under the terms of the Merger Agreement, pending the consummation of the Merger or the termination of the Merger Agreement, we are prohibited from affecting a reverse-split of its common stock without the consent of RCS.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are set forth on pages F-1 through F-17 and are incorporated herein by this reference. The financial statements are the financial statements of Summit Financial Services Group, Inc. and its subsidiaries on a consolidated basis.

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2013 (the end of the fiscal year covered by this Annual Report).

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

Our management performed an assessment as of December 31, 2013 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded that our internal control over financial reporting was effective as of December 31, 2013.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fourth fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Title

Marshall T. Leeds	58	Chairman of the Board, Chief Executive Officer and President

Steven C. Jacobs	53	Executive Vice President, Chief Financial Officer, Secretary and Director

Sanford B. Cohen	57	Director

Paul D. DeStefanis	53	Director

William L. Harvey	58	Director

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

Paul D. DeStefanis, Director. Mr. DeStefanis became a director of the Company and Summit Brokerage in February 2004. Mr. DeStefanis also serves as a member of our compensation and audit committees. He has over thirty years of financial and accounting experience. Mr. DeStefanis is currently a principal of Advanced Business Valuations, a business valuation and litigation support services firm he founded in 1990. Between 1994 – 1996, Mr. DeStefanis served, on a part-time basis, as Chief Financial Officer and Treasurer of The Commonwealth Group, a merchant banking and corporate consulting firm. Prior thereto, between 1990 and 1994, Mr. DeStefanis served as Senior Vice President, Treasurer and Chief Financial Officer for Jillian’s Entertainment Corp., a diversified publicly-held entertainment company. Between 1982 and 1990, Mr. DeStefanis held various positions with Deloitte & Touche. Mr. DeStefanis graduated from the University of Florida in 1982 with a Bachelors in Accounting. In addition to being a Certified Public Accountant, he is an Accredited Business Valuator (AICPA designation), an Accredited Senior Appraiser (American Society of Appraisers designation) certified in business valuations and tangible asset valuations, and a Certified Valuation Analyst (NACVA designation). Mr. DeStefanis is also a past member of the NACVA’S Education Board. Mr. DeStefanis has strong skills in corporate finance and accounting, business valuations, and strategic planning.

William L. Harvey, Director. Mr. Harvey became a director of the Company and Summit Brokerage in February 2004. Mr. Harvey also serves as a member of our audit committee. Mr. Harvey has over thirty-five years of financial and accounting experience, and has, since August 2008, served as Chief Financial Officer of Interval Leisure Group, Inc. (“ILG”) and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992 where he served as a member of the firm’s National Office SEC Services Department for two years. Mr. Harvey graduated from Florida State University in 1977 with a BS in Accounting. Mr. Harvey has extensive experience in corporate finance and accounting and strong skills in real estate and strategic planning.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 that were furnished to us, all such reports were timely filed.

Code of Ethics

We have adopted a code of ethics for our Chief Executive Officer, and for our senior financial officers, including our Chief Financial Officer and Principal Accounting Officer. Our code of ethics was included as an exhibit to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007, and is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Audit Committee

The members of our audit committee are currently Paul D. DeStefanis and William L. Harvey. Messrs. DeStefanis and Harvey are considered “independent” as that term is defined in NASDAQ Rule 4200(a)(15). Further, the Board of Directors has determined that the audit committee has at least one financial expert, who is William L. Harvey.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company during the fiscal years ended December 31, 2013, and 2012 to our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)			Bonus ($) (d)			Stock Awards ($) (e)		Option Awards ($) (f)		Non-equity Incentive Plan Compensation ($) (g)			Non-qualified Deferred Compensation Earnings ($) (h)		All Other Compensation ($) (i)			Total ($) (j)

Marshall T. Leeds,	2013 2012	$ $	567,598 500,000	(1)	$ $	— —		$ $	— —	$ $	— 21,869	$ $	589,898 500,000	(2) (4)	$ $	— —	$ $	51,986 50,546	(3) (5)	$ $	1,209,482 1,072,415
Chairman of the Board, Chief Executive Officer and President

Steven C. Jacobs,	2013 2012	$ $	265,981 250,000		$ $	60,000 40,000	(6) (6)	$ $	— —	$ $	146,592 21,869	$ $	— —		$ $	— —	$ $	35,209 25,678	(7) (7)	$ $	507,782 337,547
Executive Vice President, Chief Financial Officer, Secretary and Director

(1)	Represents base salary and commissions
(2)	Represents a non-discretionary bonus accrued in 2013 to be paid in 2014.
(3)	Includes an automobile allowance, employee benefits in the form of health and other insurance, and club dues.
(4)	Represents a non-discretionary bonus accrued in 2012, a portion of which was also paid in 2012.
(5)	Includes an automobile allowance, employee benefits in the form of health and other insurance, and club dues.
(6)	Represents a discretionary bonus.
(7)	Includes an automobile allowance and employee benefits in the form of health and other insurance. Amount also includes $5,226 and $14,915 attributable to the value of options cancelled and replaced during 2012 and 2013, respectively.

Mr. Leeds is compensated under the terms of an employment agreement with the Company. See “Employment Agreements.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options; stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2013. As described above (see the “RCS Merger Transaction”), all outstanding unvested options, warrants and shares of deferred stock will automatically vest immediately prior to the effective time of the Merger.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Marshall T. Leeds	2,800,000	—			$0.50	12/31/2019	1,200,000	(13)
	40,000	—	(1)		$0.40	12/31/2014
	40,000	—	(2)		$0.28	12/31/2015
	705,252	—	(4)		$0.32	01/01/2017
	705,252	—	(4)		$0.35	01/01/2017
	40,000	—	(5)		$0.70	12/31/2014
	40,000	—	(6)		$0.50	12/31/2015
	80,000	—	(7)		$0.52	12/31/2016
	63,750	21,250	(8)		$0.80	12/31/2017
	521,833	782,750	(11)		$0.75	07/06/2018
	45,000	45,000	(10)		$0.85	12/31/2018
	23,750	71,250	(12)		$0.85	12/31/2019

	5,104,837	920,250					1,200,000

Steven C. Jacobs
	44,000	—	(1)		$0.40	06/01/2014
	6,500	—	(1)		$0.40	12/31/2014
	40,000	—	(1)		$0.40	12/31/2014
	40,000	—	(2)		$0.28	12/31/2015
	10,000	—	(2)		$0.28	12/31/2015
	40,000	—	(5)		$0.70	12/31/2014
	40,000	—	(6)		$0.50	12/31/2015
	80,000	—	(7)		$0.52	12/31/2016
	6,250	18,750	(14)		$0.80	08/22/2017
	63,750	21,250	(8)		$0.80	12/31/2017
	45,000	45,000	(10)		$0.85	12/31/2018
	20,000	—	(15)		$0.75	03/22/2019
	23,750	71,250	(12)		$0.85	12/31/2019
	600,000	—	(16)		$0.85	08/03/2020
	—	533,333	(17)		$0.85	08/03/2020

	1,059,250	689,583					—		—	—	—

(1)	Options were fully vested as of December 31, 2005.
(2)	Options vest 25% on 12/31/06, 12/31/07, 12/31/08 and 12/31/09.
(3)	Intentionally left blank
(4)	Options vest 33.3% on 1/1/08, 1/1/09 and 1/1/10.
(5)	Options vest 25% on 12/31/08, 12/31/09, 12/31/10 and 12/31/11.
(6)	Options vest 25% on 12/31/09, 12/31/10, 12/31/11 and 12/31/12.
(7)	Options vest 25% on 12/31/10, 12/31/11, 12/31/12 and 12/31/13.
(8)	Options vest 25% on 12/31/11, 12/31/12, 12/31/13 and 12/31/14.
(9)	Intentionally left blank
(10)	Options vest 25% on 12/31/12, 12/31/13, 12/31/14 and 12/31/15.

(11)	On July 6, 2011, the Company and Mr. Leeds entered into a new employment agreement providing for the issuance to Mr. Leeds of an option to acquire up to 1,304,583 shares of common stock at an exercise price of $0.75 per share. The options vest 20% on 12/31/12, 12/31/13, 12/31/14, 12/31/15 and 12/31/16.
(12)	Options vest 25% on 12/31/13, 12/31/14, 12/31/15 and 12/31/16.
(13)	Represents the unvested portion of the 2,800,000 shares of deferred stock units issued on January 14, 2010. See “Employment Agreements.”
(14)	Options vest 25% on 08/02/13, 08/02/14, 08/02/15 and 08/02/16.
(15)	Options vested in their entirety upon issuance.
(16)	On August 3, 2013, the Company cancelled options entitling Mr. Jacobs to purchase 600,000 shares of common stock at an exercise price of $0.45 per share and issued options entitling Mr. Jacobs to purchase 600,000 shares at $0.85 per share, which options vested immediately.
(17)	Options vest 25% on 08/03/14, 08/03/15, 08/03/16 and 08/03/17.

Director Compensation

The following table sets forth certain information concerning compensation paid to our outside directors during the year ended December 31, 2013:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

William L. Harvey(1)	$12,050	—	$25,616	—	—	$—	$37,666

Paul D. DeStefanis(2),(4)	2,050	—	22,920	—	—	230,000	254,970

Sanford B. Cohen(3)	2,050	—	22,920	—	—	—	24,970

	$16,150	$—	$71,456	$—	$—	$230,000	$317,606

(1)	As of December 31, 2013, Mr. Harvey beneficially owned options covering 605,000 shares of the Company’s common stock, all of which had vested. During 2013, Mr. Harvey exercised an aggregate 170,000 options and was issued a like number of shares of our common stock.
(2)	As of December 31, 2013, Mr. DeStefanis beneficially owned options covering 540,000 shares of the Company’s common stock, all of which had vested. During 2013, Mr. DeStefanis exercised an aggregate 150,000 options and was issued a like number of shares of our common stock.
(3)	As of December 31, 2013, Mr. Cohen beneficially owned options covering 560,000 shares of the Company’s common stock, all of which had vested. During 2013, Mr. Cohen exercised an aggregate 170,000 options and was issued a like number of shares of our common stock.
(4)	Includes $230,000 paid by us to Mr. DeStefanis for his service as Chairman of the Special Committee of the Board of Directors. See the “RCS Merger Transaction,” above.

In serving on our Board, non-employee directors receive compensation of $350 for each meeting attended, as well as the grant of stock options from time to time at the discretion of our Board. Non-employee directors are also reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. Additional fees and options may be granted for chairing special committees, such as the audit committee. In connection with their service to the Company in 2013, each non-employee director received an option for 85,000 shares of common stock at an exercise price equal to the price of our common stock at the date of grant. The Chairman of the audit committee receives $10,000 per year in addition to the fees paid to each non-employee director, as well as options for an additional 10,000 shares on the same terms and conditions as the other option awards described above provided to all outside directors. Beginning in 2011, all non-employee directors also received additional compensation of $1,000 per year in addition to the per-meeting amounts described herein. In connection with the Merger, Mr. DeStefanis was elected the Chairman of the Special Committee of the Board of Directors. For 2013, Mr. DeStefanis was paid $230,000 for serving in this capacity, and will also receive additional fees in 2014 equal to $30,000.

Equity Compensation Plan Information

The following table summarizes share information about our equity compensation plans, including the 2000 Incentive Compensation Plan, our 2006 Incentive Compensation Plan, and non-plan equity compensation agreements as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved By Shareholders	19,791,431	(1)	$0.57	5,186,870	(2)
Shareholder Approved Non-Equity Compensation Plan Issuances

(1)	Includes 654,025 shares subject to outstanding options under our 2000 Incentive Compensation Plan, 16,337,406 shares subject to outstanding options under our 2006 Incentive Compensation Plan, and 2,800,000 shares of deferred stock issued under our 2006 Incentive Compensation Plan.
(2)	Represents shares available for award grants under the 2006 Incentive Compensation Plan as of December 31, 2013.

Equity Compensation Plans Not Approved by Shareholders. As of December 31, 2013, the Company did not have any options outstanding that we issued under equity compensation plans not approved by shareholders. As of December 31, 2013, there were warrants outstanding entitling the holders thereof to acquire up to 559,000 shares of common stock which warrants were not approved by shareholders. Any warrants which remain unexercised immediately prior to the effective time of the Merger will be assumed under the terms of the Merger Agreement by RCS.

Employment Agreements

On July 6, 2011, we entered in to a new employment agreement (the “Agreement”), with Marshall T. Leeds, our Chairman of the Board, Chief Executive Officer and President. The Agreement supersedes our prior employment agreement with Mr. Leeds, and became effective on January 1, 2012, upon the expiration of the term of the previous employment agreement with Mr. Leeds (with the exception of certain specified provisions in the Agreement which became effective on July 6, 2011). The Agreement will expire on December 31, 2016 (or earlier upon the consummation of the Merger), with successive one-year automatic renewal terms, unless earlier terminated in accordance with the Agreement.

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

Among other things, the Agreement also provides that Mr. Leeds would receive a one-time payment, ranging from 100% to 200% of his then-in-effect base salary, in the event certain conditions are met with respect to a change of control, as defined in the Agreement. In the event the Merger is consummated, Mr. Leeds will be entitled to such a payment in the amount of $1,030,000 (equal to two times Mr. Leeds’ 2013 base salary. Mr. Leeds would also be entitled under the Agreement to certain compensation in the event Mr. Leeds’ employment is terminated without cause or for good reason, as defined in the Agreement.

In January 2010, in connection with the issuance of options and shares of deferred stock to Mr. Leeds, we agreed to pay the income tax liability incurred by Mr. Leeds upon any exercise of such options or delivery of the shares of deferred stock that is directly related to such exercise or delivery; provided, however, that our obligation to pay such tax shall not exceed the amount of the tax benefit we receive as a direct result of such exercise or delivery, including any portion thereof. Any such payments we are obligated to make to Mr. Leeds shall be in the form of a bonus, which will also be subject to the same tax coverage by us, up to a maximum amount of our tax benefit derived from such bonus. The shares of deferred stock were issued to Mr. Leeds under our 2006 Incentive Compensation Plan, and represent a contingent right to receive an equal number of shares of our common stock. The shares of deferred stock vest ratably over a period of seven years, and will be delivered to Mr. Leeds upon the earlier to occur of: (i) December 31, 2019; (ii) change in control of the issuer; or (iii) under certain circumstances, the termination of Mr. Leeds’ employment with us. As described above (see the “RCS Merger Transaction”) the shares of deferred stock previously issued to Mr. Leeds, to the extent not otherwise vested, will vest immediately prior to the effective time of the Merger.

2006 Incentive Compensation Plan

On December 13, 2006, the Company’s shareholders approved our 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to our 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (SARs), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan was increased from 12,000,000 to 22,000,000 during 2010, and then to 27,000,000 during 2012. The 2006 Plan imposes individual limitations on the amount of certain awards, in part, to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended. Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other Company obligations, and other stock-based awards granted to any one participant may not exceed 2,000,000 shares for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000. The Board of Directors or Committee administering our 2006 Plan is authorized to adjust the limitations described above and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The Board of Directors or Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles. On November 16, 2013, the 2006 Plan was so amended to provide for vesting of all outstanding options and shares of deferred stock prior to the effective time of the Merger. As of December 31, 2013, the Company had issued, or committed to issue, options and deferred stock shares entitling the holders thereof to acquire up to 19.14 million shares under the 2006 Plan. The exercise prices of the options range from $0.32 per share to $1.00, with approximately 13.0 million shares having vested as of December 31, 2013. Additionally, as of December 31, 2013, holders of options granted under the 2006 Plan had exercised options for approximately 2.68 million shares of common stock. As a result, there are approximately 5.19 million shares available for future grants. Options issued under our 2006 Plan which remain unexercised immediately prior to the effective time of the Merger, will be deemed exercised on a cashless basis based upon the closing price of our common stock immediately prior to the closing date of the Merger under the terms of the Merger Agreement.

2000 Incentive Compensation Plan

Our 2000 Incentive Compensation Plan (the “2000 Plan”), which was superseded by our 2006 Plan, was approved by our Board of Directors and shareholders in 2000. Our 2000 Plan is currently administered by the Company’s Board of Directors. The 2000 Plan provided for the grant of options (incentive and non-statutory), stock appreciation rights and restricted stock to officers, directors, employees and independent contractors capable of contributing to the Company’s performance. As of December 31, 2013, there were 654,000 outstanding options entitling the holders thereof to acquire up to 654,000 shares of our common stock under our 2006 Plan. The exercise prices of the options range from $0.28 per share to $0.50, with all options having vesting in their entirety as of December 31, 2013. Options issued under our 2000 Plan which remain unexercised immediately prior to the effective time of the Merger, will be assumed under the terms of the Merger Agreement by RCS.

Options Granted Outside of Our 2000 Incentive Compensation Plan and 2006 Incentive Compensation Plan

As of December 31, 2013, the Company did not have any options outstanding that we issued outside of either our 2000 Plan or our 2006 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 14, 2014 with respect to the beneficial ownership of common stock by: (i) each Named Executive Officer; (ii) each director; (iii) each shareholder known by us to be the beneficial owner of more than 5% of the Company’s common stock; and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Benefit Ownership	Percent of Class(2)
Common Stock	Marshall T. Leeds(3)	13,224,837	46.1%
Common Stock	Steven C. Jacobs(4)	1,924,960	8.2%
Common Stock	Sanford B. Cohen(5)	730,000	3.2%
Common Stock	Paul D. DeStefanis(6)	890,000	4.0%
Common Stock	William L. Harvey(7)	755,000	3.3%
Common Stock	The Equity Group Inc. Profit Sharing Plan & Trust(8)	1,600,000	7.3%
Common Stock	All executive officers and directors as a group (5 persons)	17,524,797	55.0%

(1)	Unless otherwise noted, the address of each person or entity listed is Summit Financial Services Group, Inc., 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432.
(2)	Based on 21,981,039 shares outstanding on February 14, 2014, and additional shares deemed to be outstanding as to a particular person, in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities which are exercisable or convertible within 60 days of the date of February 14, 2014 (without giving effect to the Merger), are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3)	Includes: (a) 6,520,000 shares of common stock, owned of record by Marshall T. Leeds Rev. Trust DTD 12/29/04 of which Mr. Leeds is the trustee and has sole voting and investment power, (b) 1,600,000 vested deferred stock shares, and (c) 5,104,837 shares issuable pursuant to stock options exercisable within the next 60 days. In connection with the Merger, Mr. Leeds has entered into a voting agreement with RCS (see the “RCS Merger Transaction,” above). Accordingly, as a result of such voting agreement, RCS and its principals may be deemed to have shared voting power with Mr. Leeds with respect to shares of our common stock beneficially owned by Mr. Leeds. The table above does not list RCS or its principals separately. Their business address is 405 Park Avenue, New York, New York 10022.
(4)	Includes: (a) 425,710 shares of common stock, (b) 1,059,250 shares issuable pursuant to stock options exercisable within the next 60 days, and (c) 440,000 shares issuable pursuant to currently exercisable warrants.
(5)	Includes: (a) 170,000 shares of common stock, and (b) 560,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(6)	Includes 540,000 shares issuable pursuant to stock options exercisable within the next 60 days. Also includes 350,000 shares of common stock owned of record by Mr. DeStefanis and his spouse as tenants by the entireties, and with respect to such shares, Mr. DeStefanis and his wife share voting and investment power.
(7)	Includes: (a) 150,000 shares of common stock, and (b) 605,000 shares issuable pursuant to stock options exercisable within the next 60 days.
(8)	Address: 800 Third Avenue, 36th Floor, New York, NY 10022. The co-trustees of the Equity Group Inc. Profit Sharing Plan & Trust are Robert Goldstein and Loren Mortman, either of whom has voting authority over the Trust’s investments. Also, Ms. Mortman and her spouse jointly own 200,000 shares of common stock.
(9)	Includes 9,908,087 shares issuable pursuant to stock options and warrants which are exercisable within the next 60 days, as well as vested deferred stock shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There were no related-party transactions during the years ended December 31, 2013 or December 31, 2012.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Moore Stephens Lovelace, P.A., our principal accountants, billed us an aggregate of $88,900 and $85,900 for each of the fiscal years ended December 31, 2013 and 2012, respectively, for fees and expenses for professional services rendered in connection with the audits of our financial statements for those fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years, and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements during such fiscal years.

Audit-Related Fees

Our principal accountants billed us $4,231 and $3,980 for audit-related fees in each of the fiscal years ended December 31, 2013 and 2012 for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements. Fees included attendance at our annual shareholder meeting and miscellaneous consultations during the course of the year.

Tax Fees

Our principal accountants billed us $8,006 and $8,000 for fees and expenses for services performed relating to tax compliance, tax advice or tax planning in each of the fiscal years ended December 31, 2013 and 2012.

All Other Fees

Our principal accountants billed us $43,948 and $-0- for all other fees in the fiscal years ended December 31, 2013 and 2012 for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors were authorized to perform audit services for the fiscal year ended 2013 by our Board of Directors and the Company’s Chief Executive Officer and Chief Financial Officer. Moore Stephens Lovelace, P.A. was appointed by our audit committee as our independent auditors for purposes of auditing and reviewing our financial statements for 2013. Our principal auditors informed our audit committee of the scope and nature of each service to be provided. During the year ended December 31, 2013, all services and fees rendered by Moore Stephens Lovelace, P.A. were approved by our audit committee in advance of providing such services.

[to be updated]

Item 15.	Exhibits and Financial Statement Schedules

A. Exhibits

Set forth below is a list of the exhibits to this Annual Report on Form 10-K.

Number	Name

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amendment to Amended and Restated Articles of Incorporation(7)

3.3	Bylaws(1)

10.1	2000 Incentive Compensation Plan, as amended(5)

10.2	2000 Incentive Compensation Plan, as amended on June 22, 2005(6)

10.4	Stock Option Agreement between Summit Brokerage Services, Inc. and Marshall T. Leeds dated March 22, 2002(2)

10.5	Form of Registration Rights Agreement between Summit Brokerage Services, Inc. and certain investors(3)

10.6	Form of Warrants dated effective March 19, 2003(4)

10.7	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective March 19, 2003(5)

10.8	Warrant Agreement between Summit Brokerage Services, Inc. and Steven C. Jacobs effective April 11, 2003(5)

10.9	Lease Agreement between Summit Brokerage Services, Inc. and GLL BVK Properties, L.P. dated December 8, 2009 and commencing February 1, 2011 for Suites 500 and 240 of 595 S. Federal Highway, Boca Raton, Florida(10)

10.10	Employment Agreement between the Company and Marshall T. Leeds, dated January 1, 2007(8)

10.11	2006 Incentive Compensation Plan, as amended(7)

10.12	Fully Disclosed Clearing Agreement of First Clearing, LLC, dated October 26, 2007(9)

10.13	Fully Disclosed Clearing Agreement of Pershing, LLC, dated March 19, 2008(9)

10.14	Second Amendment to Lease Agreement between Summit Brokerage Services, Inc. and GLL BVK Properties, L.P. dated February 28, 2013 and commencing March 1, 2013 for Suite 240 of 595 S. Federal Highway, Boca Raton, FL.

10.15	Employment Agreement between the Company and Marshall T. Leeds, dated July 6, 2011(12)

10.16*	Amendment to 2006 Incentive Compensation Plan, as amended

10.17	Agreement and Plan of Merger by and among RCS Capital Corporation, Dolphin Acquisition, LLC and the Company, and Voting Agreement by and among RCS Capital Corporation and Marshall Leeds(13)

10.18	First Amendment to Agreement and Plan of Merger(14)

14.1	Code of Ethics for the CEO and Senior Financial Officers(9)

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

Number	Name

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Amendment No. 2), filed on February 12, 2004, File No. 333-108818.
(2)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended March 31, 2002 of Summit Brokerage Services, Inc., filed May 24, 2002, file no. 0-29337.
(3)	Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002, of Summit Brokerage Services, Inc., filed March 31, 2003, file no. 0-29337.
(4)	Incorporated by reference to the Form 10-QSB for the fiscal quarter ended September 30, 2003, of Summit Brokerage Services, Inc., filed November 14, 2003, file no. 0-29337.
(5)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed March 30, 2004, file no. 0-29337.
(6)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2005, filed on August 15, 2005, file no. 0-29337.
(7)	Incorporated by reference to the Registrant’s Form 14A as filed on November 24, 2006, file no. 0-29337.
(8)	Incorporated by reference to the Form 8-K filed on January 4, 2007 by Summit Financial Services Group, Inc., file no. 0-29337.
(9)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007, filed March 31, 2008, file no. 0-29337.
(10)	Incorporated by reference to Registrant’s Form 8-K filed on December 10, 2009 by Summit Financial Services Group, Inc.
(11)	Incorporated by reference to Registrant’s Form 10-K filed on April 1, 2013 by Summit Financial Services Group, Inc., File No. 333-108818.
(12)	Incorporated by reference to Registrant’s Form 8-K filed on July 12, 2011 by Summit Financial Services Group, Inc., File No. 333-108818.
(13)	Incorporated by reference to Registrant’s Form 8-K filed on November 18, 2013 by Summit Financial Services Group, Inc., File No. 333-108818.
(14)	Incorporated by reference to Registrant’s Form 8-K filed on March 17, 2014 by Summit Financial Services Group, Inc., File No. 333-108818.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Summit Financial Services Group, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL SERVICES GROUP, INC.

/S/ MARSHALL T. LEEDS
Marshall T. Leeds
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: March 17, 2014

/S/ STEVEN C. JACOBS
Steven C. Jacobs
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: March 17, 2014

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of Summit Financial Services Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARSHALL T. LEEDS Marshall T. Leeds	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 17, 2014

/S/ STEVEN C. JACOBS Steven C. Jacobs	Executive Vice President, Chief Financial Officer, and Secretary (principal financial officer)	March 17, 2014

/S/ PAUL D. DESTEFANIS Paul D. DeStefanis	Director	March 17, 2014

/S/ WILLIAM L. HARVEY William L. Harvey	Director	March 17, 2014

/S/ SANFORD B. COHEN Sanford B. Cohen	Director	March 17, 2014

EXHIBIT INDEX

Number	Name

10.16	Amendment to 2006 Incentive Compensation Plan, as amended.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SUMMIT FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Summit Financial Services Group, Inc. and Subsidiaries

Boca Raton, Florida

We have audited the accompanying consolidated statements of financial condition of Summit Financial Services Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Services Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
March 17, 2014

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and cash equivalents	$12,086,794	$7,966,800
Deposits held at clearing brokers	128,867	128,823
Commissions receivable and other, net	1,542,846	2,142,327
Notes receivable, net	694,330	438,383
Other receivables, net	230,330	317,752
Securities owned, at fair value	3,379	9,695
Prepaid expenses and other assets	1,536,533	840,255
Property and equipment, net	401,705	411,863
Goodwill	500,714	500,714

Total assets	$17,125,498	$12,756,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,691,539	$1,821,704
Accrued commissions expense	2,343,279	2,869,656

Total liabilities	5,034,818	4,691,360

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; -0- issued and outstanding at December 31, 2013; 125,000 issued and outstanding (liquidation preference $125,000) at December 31, 2012	—	13
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 21,984,076 issued and 21,969,164 outstanding at December 31, 2013; 20,290,567 issued and 20,275,655 outstanding at December 31, 2012	2,200	2,028
Additional paid-in capital	9,592,514	8,499,138
Unearned stock-based compensation	(1,264,820)	(1,666,572)
Treasury stock, 14,912 shares, at cost	(10,884)	(10,884)
Retained earnings	3,771,670	1,241,529

Total stockholders’ equity	12,090,680	8,065,252

Total liabilities and stockholders’ equity	$17,125,498	$12,756,612

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2013 and 2012

	2013	2012
Revenues
Commissions	$81,837,841	$68,208,147
Interest and dividends	819,911	998,490
Other revenue	4,961,121	4,029,863

	87,618,873	73,236,500

Expenses
Commissions and related costs	69,237,380	58,136,808
Employee compensation and benefits	7,515,074	6,504,601
Occupancy and equipment	791,195	778,271
Communications	456,051	457,476
Depreciation and amortization	199,894	202,714
Other operating expenses	5,222,714	3,828,615

	83,422,308	69,908,485

Income before provision for income taxes	4,196,565	3,328,015
Provision for income taxes	1,648,000	1,736,000

Net income	$2,548,565	$1,592,015

Basic income per common share	$0.12	$0.06

Diluted income per common share	$0.10	$0.05

Weighted average common shares outstanding:
Basic	20,384,803	26,484,699

Diluted	25,391,683	31,490,344

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock

	Number of Shares Outstanding	Par Value	Number of Shares Outstanding	Par Value	Additional Paid-In Capital	Unearned Stock-Based Compensation	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balances, December 31, 2011	125,000	$13	26,534,059	$2,656	$13,122,572	$(1,942,657)	$(10,884)	$(335,486)	$10,836,214
			—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	—	—	(15,000)	(15,000)
Issuance of options	—	—	—	—	593,875	(593,875)	—	—	—
Stock-based compensation (net)	—	—	—	—	(137,156)	869,960	—	—	732,804
Repurchase of common stock	—	—	(6,551,532)	(655)	(5,150,636)	—	—	—	(5,151,291)
Exercise of options	—	—	293,128	27	162,019	—	—	—	162,046
Costs related to equity transactions	—	—	—	—	(91,536)	—	—	—	(91,536)
Net income	—	—	—	—	—	—	—	1,592,015	1,592,015

Balances, December 31, 2012	125,000	13	20,275,655	2,028	8,499,138	(1,666,572)	(10,884)	1,241,529	8,065,252

Preferred stock dividend	—	—	—	—	—	—	—	(18,424)	(18,424)
Issuance of options	—	—	—	—	343,519	(343,519)	—	—	—
Stock-based compensation (net)	—	—	—	—	459,396	745,271	—	—	1,204,667
Redemption of preferred stock	(125,000)	(13)	—	—	(124,987)	—	—	—	(125,000)
Exercise of options	—	—	1,693,509	172	415,448	—	—	—	415,620
Net income	—	—	—	—	—	—	—	2,548,565	2,548,565

Balances December 31, 2013	—	$—	21,969,164	$2,200	$9,592,514	$(1,264,820)	$(10,884)	$3,771,670	$12,090,680

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities
Net income	$2,548,565	$1,592,015
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	199,894	202,714
Stock-based compensation	702,740	732,804
Amortization of advisor notes	189,960	196,124
Excess tax benefit related to share-based compensation	475,000	—
Changes in:
Deposits held at clearing brokers	(44)	(44)
Commissions receivable and other, net	599,481	(277,210)
Notes receivable, net	(418,980)	(245,662)
Other receivables, net	87,422	127,925
Prepaid expenses and other current assets	(696,278)	(48,854)
Securities owned, at fair value	6,316	(1,108)
Accounts payable and accrued expenses	869,835	(328,934)
Accrued commissions expense	(526,377)	393,897

Net cash provided by operating activities	4,037,534	2,343,667

Cash flows from investing activities
Purchase of property and equipment	(189,736)	(67,755)

Cash flows from financing activities
Dividends paid – preferred stock	(18,424)	(15,000)
Repurchase of common stock	—	(5,151,291)
Redemption of preferred stock	(125,000)
Proceeds from exercise of stock options	415,620	162,046
Costs related to equity transactions	—	(91,536)

Net cash provided by (used in) financing activities	272,196	(5,095,781)

Net increase (decrease) in cash and cash equivalents	4,119,994	(2,819,869)
Cash and cash equivalents at beginning of year	7,966,800	10,786,669

Cash and cash equivalents at end of year	$12,086,794	$7,966,800

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS—Summit Financial Services Group, Inc. (“SFSG” or the “Company”) is a holding company whose principal operating subsidiary is Summit Brokerage Services, Inc. (“SBS”). Through its network of approximately 234 independent branch offices, as well as its one Company-owned office, SBS provides a wide range of financial products and services to clients across the country. SBS is registered as a broker-dealer with the Securities and Exchange Commission, and is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation, the Municipal Securities Rulemaking Board and the National Futures Association.

SIGNIFICANT TRANSACTIONS—On November 16, 2013, SFSG entered into an agreement and plan of merger (the “Merger Agreement”) with RCS Capital Corporation (“RCS”) and Dolphin Acquisition, LLC (“Merger Sub”), a newly formed, wholly-owned subsidiary of RCS. The Merger Agreement was amended on March 17, 2014. Under the Merger Agreement, as amended, Merger Sub will merge with and into SFSG (the “Merger”), with the Company surviving the merger as a subsidiary of RCS. RCS expects that SFSG, once the Merger is consummated, will operate independently of RCS’s wholesale broker-dealer subsidiary, Realty Capital Securities, LLC, and function as a separate business unit alongside RCS’s existing operating subsidiaries.

As a result of the amendment, the Company estimates that its shareholders will receive (in both cash and shares of RCS Class A common stock) approximately $1.50 (including cash contributed by the Company), at the time of closing. The Company’s shareholders are also entitled to their pro rata portion of a tax refund expected to be paid on or before June 30, 2015, currently estimated at $0.06 per share of Summit common stock. As a result, the Company estimates that the total consideration payable in connection with the Merger to be $1.56 per share. The total consideration payable by RCS in the Merger (in the form of cash and shares of RCS Class A common stock) is still estimated to be approximately $49 million.

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

COMMISSIONS RECEIVABLE AND OTHER, NET—The Company does not provide an allowance for commissions and other amounts due from its clearing brokers since, in the opinion of management, such amounts are fully collectible. For commissions due from parties other than the clearing brokers, the Company reduces the gross receivable based on the length of time it has been outstanding and other relevant factors. As of December 31, 2013 and 2012, the allowance amount was not significant. Also included within Commissions receivable and other, net are certain reimbursable amounts due from the Company’s financial advisors, which approximated $359,000 and $336,000 at December 31, 2013 and 2012, respectively.

NOTES RECEIVABLE, NET—Notes receivable, net are comprised of amounts due from the Company’s financial advisors in the form of both non-forgivable and forgivable loans. Non-forgivable loans are typically repaid by the financial advisor from the amounts they would otherwise be due as a result of their gross production, while the forgivable loans are amortized, typically over a period of four years. Any amortized amounts are included in commissions and related costs in the Consolidated Statements of Income. The Company’s policy is to establish an allowance against the net amount of the notes. Furthermore, management periodically reviews the loans to determine whether additional allowances should be recorded or whether any amounts should be written off. As of December 31, 2013 and 2012, the Company had established allowances totaling approximately $195,000 and $86,000, respectively. In the event a financial advisor’s affiliation terminates prior to either the repayment of the loan or its complete amortization, the financial advisor is required to repay such balance to the Company.

OTHER RECEIVABLES, NET—Other receivables, net consist primarily of amounts due from employees and financial advisors of approximately $112,000 and $128,000 and miscellaneous receivables of approximately $119,000 and $190,000 at December 31, 2013 and 2012, respectively.

SECURITIES OWNED, AT FAIR VALUE—Securities owned are classified as trading securities and are thus marked to market and stated at estimated fair value, as determined by management, using the quoted closing or latest bid prices. The resulting differences between cost and estimated fair value are included in the Consolidated Statements of Income. Substantially all securities owned at December 31, 2013 and 2012, are categorized as Level 1 investments within the fair value hierarchy.

PROPERTY AND EQUIPMENT, NET—Property and equipment is recorded at cost. Depreciation, for financial reporting purposes, is primarily based on the straight-line method over the estimated useful lives of the related assets, generally 3 to 7 years. Leasehold improvements are amortized over the estimated remaining term of the related leases, or the useful life of the improvement, if shorter.

COMMISSION REVENUE AND EXPENSE—Commission revenue and the corresponding expense are recorded on a trade-date basis. The Company receives commissions and fee income on securities transactions sold by its financial advisors. The Company receives the gross amount of commissions due from the transactions and remits a percentage of that amount to the financial advisors based on a formal commission payout schedule maintained with each financial advisor and/or branch office. The following table reflects the various sources of commission revenue for the years ended December 31, 2013 and 2012:

	2013	2012
Insurance related products	$25,161,609	$24,666,110
Investment advisory fees	16,719,711	14,101,056
Other commission revenue	16,333,736	9,677,633
Mutual funds	11,969,612	10,059,597
Equities	11,653,173	9,703,751

Total	$81,837,841	$68,208,147

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

INCOME PER SHARE—Basic income per share for the years ended December 31, 2013 and 2012, has been computed by dividing net income (less preferred dividends of $18,424 in 2013 and $15,000 in 2012) by the weighted average number of common shares outstanding. For the years ended December 31, 2013 and 2012, the following table reflects the effect of dilutive options and warrants and convertible preferred stock on basic and diluted earnings per share (“EPS”).

	2013			2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$2,548,565			$1,592,015
Less: preferred stock dividends	(18,424)			(15,000)

Income available to common shareholders	2,530,141	20,384,803	$0.12	1,577,015	26,484,699	$0.06

Effect of dilutive securities	—	5,006,880		—	5,005,645

Diluted EPS
Income available to common shareholders plus assumed conversions	$2,530,141	25,391,683	$0.10	$1,577,015	31,490,344	$0.05

The number of potentially anti-dilutive securities (options, warrants, convertible preferred stock) that were excluded from the fully diluted calculation for the years ended December 31, 2013 and 2012 totaled 6,500,177 and 9,195,798, respectively.

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

RECLASSIFICATIONS—Certain amounts from the prior year have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the reported net income for 2012.

NOTE 2—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and 2012 (see Note 9):

	2013	2012
Computer systems and software	$437,890	$407,917
Equipment and furniture	358,096	340,352
Leasehold improvements	186,486	167,558

Total	982,472	915,827
Less: accumulated depreciation and amortization	(580,767)	(503,964)

Total property and equipment, net	$401,705	$411,863

NOTE 3—GOODWILL

Goodwill, resulting from the 2003 acquisition of a branch office, is reviewed for impairment at least annually, with the Company recording adjustments, if any, that are deemed appropriate. No such impairment expense was recorded in 2013 or 2012.

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2013 and 2012:

	2013	2012
Accounts payable	$623,314	$242,365
Accrued expenses and other accrued liabilities	1,433,346	1,419,309
Accrued wages and other	634,879	160,030

	$2,691,539	$1,821,704

NOTE 5—COMMON STOCK

In December 2006, the Company established the 2006 Incentive Compensation Plan (“the 2006 Plan”) as the successor to the 2000 Incentive Compensation Plan (the “2000 Plan”) established in July 2000 (collectively, “the Plans”). The terms of the Plans provide for grants of stock options (incentive and non-statutory), stock appreciation rights, and restricted stock to employees and consultants of the Company capable of contributing to the Company’s performance (see Note 8).

During 2013, the Company did not repurchase any shares of its common stock. During 2012, the Company repurchased and retired approximately 6.55 million shares of its common stock for aggregate consideration of approximately $5.15 million.

NOTE 6—PREFERRED STOCK

On March 27, 2002, the Company amended its Articles of Incorporation to designate 150,000 shares as Series A Convertible Preferred Stock from its 5,000,000 authorized shares of undesignated preferred stock, par value $0.0001 per share. During the year ended December 31, 2001, the Company issued 125,000 shares of 12%, cumulative Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $125,000. On October 30, 2013, the Company redeemed all outstanding Series A Preferred Stock for total consideration of $125,000, plus any unpaid dividends, in accordance with the terms of the Series A Preferred Stock.

All shares of Series A Preferred Stock were non-voting. The holders of Series A Preferred Stock were entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $0.12 per annum, subject to voluntary conversion. Such dividends were to be accrued and cumulative from the issue date. Dividends were payable in arrears, when and as declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year; provided, however, the first dividend payment date shall not occur before the last calendar day of the first full fiscal quarter following the issue date.

NOTE 7—OTHER REVENUE AND OTHER OPERATING EXPENSES

Other Revenue and Other Operating Expenses are summarized as follows:

	2013	2012
Other Revenue

Administration and service	$3,293,397	$2,663,753
Fixed income trading	705,506	549,011
Other	962,218	817,099

	$4,961,121	$4,029,863

Other Operating Expenses

Advisor acquisition and retention	$1,874,720	$1,644,857
Professional fees	1,403,197	580,756
Insurance	709,635	659,201
Other	1,235,162	943,801

	$5,222,714	$3,828,615

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

On December 13, 2006, the Company’s shareholders approved the 2006 Incentive Compensation Plan (the “2006 Plan”), as the successor to the 2000 Incentive Compensation Plan. The terms of the 2006 Plan provide for grants of stock options (incentive and non-statutory), stock appreciation rights (“SARs”), and restricted stock to eligible persons capable of contributing to the Company’s performance. The total number of shares of common stock that may be subject to the granting of awards under the 2006 Plan at any time during the term of the 2006 Plan was increased from 22,000,000 to 27,000,000 during 2012. As of December 31, 2013, approximately 5.2 million shares were available for issuance under the 2006 Plan.

The following table summarizes information about stock option activity during 2012 and 2013:

		Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2011		17,918,639		$0.58
Granted	1,581,253			$0.84
Granted upon cancellation of previously issued options	1,926,808			$0.80
Cancelled (as part of options that were cancelled and replaced)	(1,926,808)			$0.65
Forfeited or expired	(1,045,978)			$0.69
Exercised	(319,794)			$0.56

– Net Activity for 2012		215,481	$

Outstanding at December 31, 2012		18,134,120		$0.61
Granted	1,211,333			$0.85
Granted upon cancellation of previously issued options	600,000			$0.85
Cancelled (as part of options that were cancelled and replaced)	(600,000)			$0.45
Forfeited or expired	(336,909)			$0.63
Exercised for cash	(957,915)			$0.43
Cashless exercise	(1,059,198)			$0.38

– Net Activity for 2013		(1,142,689)	$

Outstanding at December 31, 2013		16,991,431		$0.67

The following schedule reflects the number of shares covered by, and the fair market value of, stock option and warrant activity during 2013 and 2012 related to both employees and non-employees.

	2013	2012
Shares
Option grants – employees	1,206,333	1,211,656
Option grants – non-employees	5,000	369,597
Warrant grants – non-employees	—	—
Grants of replacement options – employees	600,000	957,783
Grants of replacement options – non-employees	—	969,025
Forfeited, expired or exercised – employees	(1,819,579)	(629,387)
Forfeited, expired or exercised – non-employees	(534,443)	(736,385)
Cancelled options – employees	(600,000)	(957,783)
Cancelled options – non-employees	—	(969,025)

	(1,142,689)	215,481

Fair Market Value
Options issued – employees	$339,817	$411,728
Options issued – non-employees	3,702	182,147

	$343,519	$593,875

Earned Stock Expense
Earned stock expense, net – employees	$551,193	$584,052
Earned stock expense, net – non-employees	151,547	148,752

	$702,740	$732,804

During 2013, options to acquire 2,017,113 shares of common stock with a weighted average exercise price of $0.40 were exercised, resulting in the issuance of 1,693,509 shares. The difference between the number of shares underlying the options exercised and the number of common stock shares actually issued resulted from the grantees of certain of the exercised options electing to exercise such options on a cashless basis. The calculation for determining the number of shares to be issued on a cashless basis was as follows: (i) the aggregate intrinsic value was calculated, which was equal to the difference between (a) the fair market value of the Company’s common stock at the time of exercise less (b) the exercise price of the options being exercised, which difference was then multiplied by the total number of options being exercised; and (ii) the aggregate intrinsic value was then divided by the fair market value of the Company’s common stock at the time of the exercise to determine the number of common stock shares to be issued. The net proceeds to the Company resulting from the exercise for cash of options during 2013 were $415,620. The aggregate exercise price associated with options that were exercised on a cashless basis was $399,944. No proceeds were received by the Company from such cashless exercise. The approximate weighted average intrinsic value per share—that is, the difference between the market price of the common stock at the time of exercise and the exercise price—was $0.78

During 2012, the Company completed a tender offer wherein options entitling the holders thereof to acquire approximately 1.7 million shares of common stock with a weighted average exercise price of $0.66 were cancelled and replaced with options for a like number of shares having a weighted average exercise price of $0.80. During 2012, options to acquire 319,794 shares of common stock with a weighted average exercise price of $0.56 were exercised, resulting in proceeds of approximately $162,000. The approximate weighted average intrinsic value per share—that is, the difference between the market price of the common stock at the time of exercise and the exercise price—was $0.20.

As of December 31, 2013, the Company had the following common stock equivalents (“CSEs”) outstanding and exercisable:

	Outstanding			Exercisable
	Number	Weighted Average Exercise / Conversion Price	Weighted Average Remaining Contractual Term	Number	Weighted Averages Exercise / Conversion Price	Weighted Average Remaining Contractual Term
Options	16,991,431	$0.67	3.9	12,446,090	$0.61	3.7
Warrants	559,000	$0.53	1.1	559,000	$0.53	1.1
Deferred Stock Units	2,800,000	$—	6.0	1,200,000	$—	6.0

Total CSEs	20,350,431	$0.57	4.1	14,205,090	$0.55	3.8

As of December 31, 2013 and 2012, there was approximately $1.26 million and $1.67 million, respectively, of total unrecognized stock-based compensation cost, which cost is expected to be recognized over a weighted average period of 2.5 years and 2.2 years, respectively.

The weighted average fair value of options granted during 2013 and 2012 was $0.19 and $0.17 per option, respectively.

As of December 31, 2013, the aggregate intrinsic value of vested and exercisable options was approximately $7.9 million, based on approximately 12.4 million vested options outstanding, a weighted average exercise price of $0.61 and a year-end closing price for the Company’s common stock of $1.24 per share.

During 2003, the Company issued warrants entitling the holders thereof to acquire up to 1,478,000 shares of common stock at a price of $.30 per share. These warrants were exercisable for a period of five years and had expiration dates ranging from March 18, 2008 to April 11, 2008. During 2006, the Company agreed to extend the term of warrants covering 838,000 shares of common stock by two years, with expiration dates ranging from March 18, 2011 to April 11, 2011. During 2009, holders of warrants underlying 509,000 shares of common stock cancelled and replaced their warrants in exchange for new warrants with an exercise price of $.50 per share, immediate vesting and a five-year term. During 2011, a holder of warrants underlying 200,000 shares of common stock exercised such warrant, resulting in proceeds of $60,000 to the Company. The intrinsic value per share was $0.21. No warrants were issued or exercised during 2013. During 2012, the Company issued a warrant entitling the holder thereof to acquire up to 50,000 shares of the Company’s common stock at an exercise price of $0.85. As of December 31, 2013 and 2012, there were outstanding warrants allowing the holders thereof to purchase 559,000 shares of common stock. The exercise prices for outstanding, as well as currently exercisable, warrants range from $0.50 to $0.85.

As a result of the exercise of options during the year ended December 31, 2013, the Company recognized a tax benefit included in the provision for income taxes of approximately $120,000, which represents the total compensation cost related to exercised options that were previously recognized as an expense. An excess tax benefit is created when the tax deduction for an exercised stock option exceeds the compensation cost that the Company has recognized as an expense. The excess tax benefit of stock-based compensation is not recognized in the consolidated statement of income, but rather in the consolidated balance sheet as an adjustment to additional paid-in capital. The Company recognized the excess tax benefit of stock-based compensation of approximately $475,000 during the year ended December 31, 2013.

For purposes of valuing options and warrants, the Company uses the Black-Scholes option pricing model. For the years ended December 31, 2013 and 2012, the following assumptions have been utilized:

	2013	2012
Expected life (in years)	5 - 7	5 - 7
Risk-free interest rate	0.80% - 2.0%	0.10% - 1.41%
Volatility	40.6%	40.6% - 55.7%
Dividend yield	0.0%	0.0%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2009, we entered into two separate lease agreements for office space in Boca Raton, Florida. The first lease (“Lease Agreement”) is for 13,554 square feet of office space to house the corporate headquarters for the Company’s operations and expires August 31, 2017, with the Company having the option to extend the Lease Agreement for two five-year renewal terms. Initial base rent is approximately $23,719 per month, subject to certain fixed increases over the course of the term, as set forth in the Lease Agreement. The second lease (“Second Lease Agreement”) is for 4,264 square feet of office space to house certain financial advisors and expires August 31, 2017, with the Company having the option to extend the Second Lease Agreement for two five-year renewal terms. Initial base rent was $7,462 per month through February 2013 when the lease was amended, and the base rent amount increased to $7,917 per month, subject to certain fixed increases over the course of the term.

Total rent expense, including month-to-month leases for the years ended December 31, 2013 and 2012, was approximately $774,000 and $762,000, respectively.

SBS also leases certain equipment under operating leases, which provide for minimum monthly payments of approximately $4,000 through December 2015.

The approximate minimum annual, non-cancelable rent payments due under all Company operating leases (based only on the base rent, without regard to the Company’s share of common areas and other expenses) are as follows:

Year	Amount
2014	$413,000
2015	425,000
2016	438,000
2017	298,000

$1,574,000

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

SBS is a registered broker-dealer and as such is subject to the continual scrutiny of those who regulate its industry, including FINRA, the United States Securities and Exchange Commission, and the various securities commissions of the states and jurisdictions in which it operates. As part of the regulatory process, SBS is subject to routine examinations, the purpose of which is to determine SBS’s compliance with rules and regulations promulgated by the examining regulatory authority. It is not uncommon for the regulators to assert, upon completion of an examination, that SBS has violated certain of these rules and regulations. Where possible, SBS endeavors to correct such asserted violations as soon as possible. In certain circumstances, and depending on the nature and extent of the violations, SBS may be subject to disciplinary action, including fines.

In November and December 2013, the Company and its directors were named as defendants in class action lawsuits alleging that the directors had breached their fiduciary duty arising from the proposed Merger transaction with RCS, and that RCS and Merger Sub aided and abetted the directors’ breach of their fiduciary duty. The cases were consolidated and the plaintiffs have not yet specified an amount of damages. We believe that the consolidated lawsuit is without merit and intend to vigorously defend ourselves, although no assurance can be given as to the ultimate outcome of the lawsuit.

Retirement Plan

The Company has a retirement plan, which management believes qualifies as a deferred compensation plan (the “Plan”), under Section 401(k) of the Internal Revenue Code. All employees who are at least 21 years old are eligible to participate in the Plan on the first day of the month following their six-month anniversary of service. During the years ended December 31, 2013 and 2012, the Company matched 100% of the eligible participant’s contribution up to 3% of the participant’s qualifying wages and then 50% of the next 2% of participant’s contribution. Company matching contributions charged to employee compensation and benefits for the years ended December 31, 2013 and 2012, approximated $163,000 and $144,000, respectively.

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

Clearing Firms

Included in the Company’s clearing agreements with its clearing brokers is an indemnification clause. This clause relates to instances where the Company’s clients fail to settle securities transactions. In the event this occurs, the Company has indemnified the clearing brokers to the extent of the net loss on the unsettled trade. At December 31, 2013, management of the Company had been notified by the clearing brokers of a potential loss relating to this indemnification, which amount has been included as an accrued liability.

Other

In connection with the execution of the employment agreement with, and the related issuance of stock options and deferred shares to, the Company’s Chief Executive Officer, the Company has agreed to pay the income tax liability incurred by the Chief Executive Officer upon the exercise of such stock options or the delivery of such deferred shares. The Company’s obligation to pay such tax, however, shall not exceed the amount of the tax benefit the Company receives as a direct result of the Chief Executive Officer’s exercise of the stock options or any portion thereof, or the delivery of the deferred shares or any portion thereof. The Chief Executive Officer did not exercise any options, nor were any deferred shares delivered, in either 2013 or 2012 that would have created the aforementioned obligation.

NOTE 10—INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. As of December 31, 2013 and 2012, the Company recognized a deferred tax asset, prior to the valuation allowance, of approximately $2,052,000 and $1,881,000, respectively, the significant components of which are as follows:

	2013	2012
Deferred tax assets
Amortization of stock-based compensation	$1,298,000	$1,154,000
Difference between book and tax depreciation	316,000	265,000
Amortization of client list and goodwill	159,000	199,000
Allowances and other items	279,000	263,000

Net deferred tax asset before valuation allowance	$2,052,000	$1,881,000

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2013 and 2012, the Company has established a valuation allowance equal to the amount of the net deferred tax asset. The valuation allowance increased by approximately $171,000 and $522,000 during the years ended December 31, 2013 and 2012, respectively.

The Company’s effective tax rate differs from the statutory federal income tax rate due to the following at December 31, 2013 and 2012:

	2013	2012
Tax at statutory rate	34.0%	34.0%
Increase resulting from:
Effect of state income tax	3.6%	5.0%
Effect of non-deductible expenses	4.8%	7.1%
Effect of other items	(3.1)%	3.9%

Effective tax rate	39.3%	50.0%

The federal and state income tax provision is approximately as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Current
Federal	$1,407,000	$1,482,000
State	241,000	254,000

	1,648,000	1,736,000

Deferred
Federal	—	—
State	—	—

	—	—

Total provision for income taxes	$1,648,000	$1,736,000

The entire federal and state income tax provisions for the years ended December 31, 2013 and 2012 are considered current after giving effect to the increase in the deferred tax asset valuation allowance. As of December 31, 2013, with few exceptions, the consolidated income tax returns filed by SFSG are no longer subject to income tax examinations by the U.S. Federal taxing authorities for any years prior to 2010.

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

During the years ended December 31, 2013 and 2012, transactions representing approximately 32% and 34%, respectively, of the Company’s total commission revenues were processed through one of the Company’s clearing brokers. During 2013 and 2012, approximately 52% of the Company’s total commission revenues were processed through both of its clearing brokers. At December 31, 2013 and 2012, commissions receivable from this clearing broker represented approximately 11% of total commissions receivable.

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

The amount of net capital during any period will fluctuate based on a number of factors, including the operating results of SBS. Net capital will also be impacted by contributions to SBS from SFSG, as well as distributions from SBS to SFSG. At December 31, 2013 and 2012, SBS had net capital of approximately $5.0 million and $3.7 million, respectively, and the Company’s aggregate indebtedness to net capital ratio was 0.91 to 1 and 1.23 to 1, respectively, as computed under SEC Rule 15c-3-1.