Form 10-Q
period 2014-03-31
SUMMIT FINANCIAL SERVICES GROUP INC
filed 2014-05-15
CIK 1261436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 9, 2014
Common Stock Par value $0.0001 per share	22,064,039

SUMMIT FINANCIAL SERVICES GROUP, INC.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Quarterly Report on Form 10-Q. Those risks and uncertainties include, without limitation: THE CONSUMMATION OF OUR PREVIOUSLY ANNOUNCED MERGER WITH DOLPHIN ACQUISITION, LLC, A WHOLLY-OWNED SUBSIDIARY OF RCS CAPITAL CORPORATION, OF WHICH NO ASSURANCE CAN BE GIVEN; the effect of any litigation, including the class action lawsuits relating to the merger, on us or on the ability to consummate the merger; any adverse effect on the stock market and investor confidence in general, the perceived strength of both the domestic and global economies, high unemployment and/or global events, including economic instability among members of the European Union (including Greece, Italy and Cyprus), Venezuela and Ukraine, continued unrest and political uncertainty in the Middle East and South America, and the related effect on the volatility of oil prices; continued political instability in North Korea; the success or failure of our management’s efforts to implement our business strategy pending or after the consummation of the merger, or if not consummated, the effect of the termination of the merger, including the addition and retention of our financial advisors; volatile interest rates; our ability to properly manage growth; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply with increased regulation, including the cost related thereto; political gridlock in the United States, including concerns regarding the federal budget and the raising of the federal debt ceiling; and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$12,367,377	$12,086,794
Deposits held at clearing brokers	128,878	128,867
Commissions receivable and other, net	2,704,832	1,542,846
Notes receivable, net	908,431	694,330
Other receivables, net	1,959,117	230,330
Securities owned, at fair value	53,602	3,379
Prepaid expenses and other assets	1,593,873	1,536,533
Property and equipment, net	378,968	401,705
Goodwill	500,714	500,714

Total Assets	$20,595,792	$17,125,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,618,577	$2,691,539
Accrued commissions expense	3,258,601	2,343,279

Total Liabilities	7,877,178	5,034,818

Commitments and contingencies
Stockholders’ equity
Preferred stock, undesignated; par value $0.0001 per share; authorized 4,850,000 shares; none issued and outstanding	—	—
Preferred stock, Series A, 12% cumulative convertible; par value $0.0001 per share; authorized 150,000 shares; 0 issued and outstanding	—	—
Common stock, par value $0.0001 per share; authorized 100,000,000 shares; 22,056,951 issued and 22,042,039 outstanding at March 31, 2014 and 21,984,076 issued and 21,969,164 outstanding at December 31, 2013	2,207	2,200
Additional paid-in capital	9,678,278	9,592,514
Unearned stock-based compensation	(1,136,507)	(1,264,820)
Treasury stock (14,912 shares, at cost)	(10,884)	(10,884)
Retained earnings	4,185,520	3,771,670

Total stockholders’ equity	12,718,614	12,090,680

Total liabilities and stockholders’ equity	$20,595,792	$17,125,498

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	For The Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues
Commissions	$24,548,784	$20,385,988
Interest and dividends	224,490	206,236
Other revenue	1,388,074	1,087,166

	26,161,348	21,679,390
Expenses
Commissions and related costs	20,921,507	17,148,648
Employee compensation and benefits	2,106,911	1,918,789
Occupancy and equipment	205,642	194,848
Communications	162,556	111,306
Depreciation and amortization	74,658	43,543
Other operating expenses	1,876,224	936,806

	25,347,498	20,353,940

Income before provision for income taxes	813,850	1,325,450
Provision for income taxes	400,000	651,270

Net income	$413,850	$674,180

Basic income per common share	$0.02	$0.03

Diluted income per common share	$0.01	$0.03

Weighted average common shares outstanding
Basic	22,005,032	20,296,337

Diluted	30,275,563	25,517,234

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$413,850	$674,180
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	74,658	43,543
Stock-based compensation, net	125,714	218,547
Amortization of advisor notes	83,587	49,535
Excess tax benefit related to share-based compensation	58,000	—
Changes in
Deposits held at clearing brokers	(11)	(11)
Commissions receivable and other, net	(1,161,986)	(131,958)
Notes receivable, net	(297,688)	(15,020)
Other receivables, net	(1,728,787)	(63,952)
Prepaid expenses and other assets	(57,340)	(116,940)
Securities owned, at fair value	(50,223)	(6,055)
Accounts payable and accrued expenses	1,927,038	752,998
Accrued commissions expense	915,322	(57,572)

Net cash provided by operating activities	302,134	1,347,295
Cash flows from investing activities
Purchase of property and equipment	(51,921)	(21,729)
Cash flows from financing activities
Dividends paid—preferred stock	—	(3,750)
Proceeds from exercise of stock options	30,370	25,064

Net cash provided by financing activities	30,370	21,314

Net increase in cash and cash equivalents	280,583	1,346,880
Cash and cash equivalents at beginning of period	12,086,794	7,966,800

Cash and cash equivalents at end of period	$12,367,377	$9,313,680

See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Quarter Ended March 31, 2014

NOTE 1—GENERAL

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The condensed consolidated financial statements herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2013 for Summit Financial Services Group, Inc. (the “Company” or “SFSG”). The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014. Furthermore, actual results for future periods could differ materially from those reported in this Form 10-Q, depending on a variety of factors, including: THE CONSUMMATION OF OUR PREVIOUSLY ANNOUNCED MERGER WITH DOLPHIN ACQUISITION, LLC, A WHOLLY-OWNED SUBSIDIARY OF RCS CAPITAL CORPORATION, OF WHICH NO ASSURANCE CAN BE GIVEN; the effect of any litigation, including the class action lawsuits relating to the merger, on the Company or on the ability to consummate the merger; any adverse effect on the stock market and investor confidence in general, the perceived strength of both the domestic and global economies, high unemployment and/or global events, including economic instability among members of the European Union (including Greece, Italy and Cyprus), Venezuela and Ukraine, continued unrest and political uncertainty in the Middle East and South America, and the related effect on the volatility of oil prices; continued political instability in North Korea; the success or failure of our management’s efforts to implement our business strategy pending or after the consummation of the merger, or if not consummated, the effect of the termination of the merger, including the addition and retention of our financial advisors; volatile interest rates; our ability to properly manage growth; our ability to compete with major established companies; our ability to attract and retain qualified personnel in a highly competitive environment; our ability to comply with increased regulation, including the cost related thereto; political gridlock in the United States, including concerns regarding the federal budget and the raising of the federal debt ceiling; and other risks which are described in our filings with the Securities and Exchange Commission (the “SEC”). Additionally, certain sources of revenues that have historically been available to the Company have been or may be reduced or eliminated in the future, including 12b-1 fees, or trail commissions, from the sale of mutual fund shares, as well as remuneration paid by our clearing brokers. Our results may also be negatively impacted by recent and future reductions in interest rates, as well as from decreases in certain compensation amounts paid by insurance companies and mutual funds with whom we do business. Additionally, increased regulations, and the related cost of compliance therewith, could also impact our margins. A proposal to treat financial advisors licensed with independent broker-dealers as employees, rather than as independent contractors, could also adversely affect our business.

NOTE 2—STOCKHOLDERS’ EQUITY

Basic earnings per share is computed by dividing the net income available to common shareholders for the relevant period by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock and the number of dilutive common stock equivalents (“CSEs”). The number of dilutive CSEs includes the effect of stock options, warrants, and deferred stock calculated using the treasury stock method and the number of issuable common shares upon the conversion of preferred stock using the “if converted” method. For purposes of computing the diluted earnings per share for the three-month periods ended March 31, 2014 and 2013, the Company has assumed the exercise, delivery or conversion of those securities as follows:

(Shares in 000’s)

	For The Three Months Ended March 31,
	2014			2013
	Total	Dilutive	Non- Dilutive	Total	Dilutive	Non- Dilutive
Options	16,918	12,464	4,454	18,475	10,477	7,998

Warrants	559	559	—	559	509	50
Deferred Stock	2,800	1,600	1,200	2,800	1,200	1,600
Preferred	—	—	—	144	—	144

Total CSEs	20,277	14,623	5,654	21,978	12,186	9,792
Shares Deemed Repurchased		(6,352)			(6,965)

Net Shares Deemed Issued		8,271			5,221
Basic Weighted Avg. Shares		22,005			20,296

Total Weighted Shares and CSEs		30,276			25,517

As of March 31, 2014, the Company had options, warrants and deferred shares outstanding entitling the holders thereof to purchase a total of approximately 20.3 million shares of common stock.

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

The following schedule reflects activity resulting in changes to the number of CSEs outstanding during the three-month periods ended March 31, 2014 and 2013, respectively. The schedule also reflects earned stock expense during the three-month periods ended March 31, 2014 and 2013, respectively, related to the issuance of all CSEs, regardless of the time of issuance.

	For The Three Months Ended March 31,
	2014		2013 (1)
Outstanding Options, Warrants and Deferred Stock Units
Total CSEs at the beginning of the quarter		20,350,431		21,507,488
Option grants – employees	—		546,000
Option grants – non-employees	—		15,426
Forfeited, expired or exercised – employees	(68,875)		(170,000)
Forfeited, expired or exercised – non-employees	(4,935)		(64,909)

Net activity for the period		(73,810)		326,517

Total Outstanding as of March 31,		20,276,621		21,834,005

Fair Market Value (Net)
Options issued – employees		$—		$130,870
Options issued – non-employees		—		2,772

		$—		$133,642

Earned Stock Expense
Earned stock expense, net – employees		$104,683		$178,657
Earned stock expense, net – non-employees		21,031		39,890

		$125,714		$218,547

(1)	For the three months ended March 31, 2013, approximately 144,000 CSEs related to the Series A Preferred Stock that were redeemed in November 2013 have been excluded from the total since their effect would have been anti-dilutive.

NOTE 3—INCOME TAXES

For the three-month period ended March 31, 2014, the Company’s provision for income taxes reflects an estimated income tax accrual of $326,000 based on the Company’s estimated effective tax rate for the year ending December 31, 2014 and approximately $74,000 to adjust the estimated accrual at December 31, 2013 to actual based on the Company’s filed income tax returns for the year ended December 31, 2013. For the three-month period ended March 31, 2013, the Company’s provision for income taxes reflects an estimated income tax accrual of $651,270, based on the Company’s estimated effective tax rate for the year ended December 31, 2013. The Company’s income tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its current tax expense divided by pre-tax book income) from period to period.

NOTE 4—NET CAPITAL REQUIREMENT

Summit Brokerage Services, Inc., the Company’s wholly-owned broker-dealer subsidiary (“Summit Brokerage” or “SBS”), is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2014, Summit Brokerage had net capital of approximately $5.2 million, which was approximately $4.7 million in excess of its SEC-required minimum net capital of $0.5 million. Under SEC Rule 15c3-1, Summit Brokerage’s aggregate indebtedness to net capital ratio was 1.42 to 1 at March 31, 2014. The amount of net capital during any period will fluctuate based on a number of factors, including the operating results for SBS. Net capital will also be impacted by contributions of capital to SBS from the Company, as well as distributions of capital from SBS to SFSG. During the three-month period ended March 31, 2014, SBS did not distribute any capital to SFSG. The Company did not make any distributions to SFSG during the three-month period ended March 31, 2014. During the three-month period ended March 31, 2013, SBS distributed $1,000,000 to SFSG.

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

The Company, its board of directors, RCAP and Dolphin Acquisition, LLC (“Merger Sub”), a newly formed, wholly-owned subsidiary of RCS, are named as defendants in two purported class action lawsuits (now consolidated) brought by alleged Company shareholders challenging the Company’s proposed merger with RCAP. These shareholder lawsuits, Michael S. Hill v. Sanford B. Cohen, et al., filed on November 27, 2013, and Wohrle v. Summit Financial Services Group, Inc., et al., filed on December 12, 2013, were both filed in Palm Beach County, Florida, and generally allege, among other things, that: (i) each member of the Company’s board of directors breached his fiduciary duties to the Company and its shareholders in authorizing the merger between the Company and RCAP; (ii) the merger does not maximize value to the Company’s shareholders; and (iii) RCAP, Merger Sub and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s board of directors. On May 9, 2014, the plaintiff shareholders moved for leave to file an amended complaint under seal. The amended complaint asserts claims similar to those in the original complaint, adds allegations relating to the amended merger agreement, and also challenges the adequacy of the disclosures in the registration statement concerning the merger, the background of the proposed transaction, the opinion issued by Cassel Salpeter to the special committee and the Company’s financial projections. The consolidated lawsuits seek class-action certification, equitable relief, including an injunction against consummation of the merger on the agreed-upon terms, and damages.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of its operations for the three-month periods ended March 31, 2014 and 2013 should be read in conjunction with the Company’s condensed consolidated financial statements included as Item 1 herein. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. As further explained in the section entitled “Forward Looking Statements” on page 2 herein, such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

On November 18, 2013, the Company reported in a Form 8-K filing that on November 16, 2013, we entered into an agreement and plan of merger with RCS Capital Corporation (“RCS”) and Dolphin Acquisition, LLC (“Merger Sub”), a newly formed, wholly-owned subsidiary of RCS. The agreement and plan of merger was amended on March 17, 2014 (the agreement and plan of merger, as amended, the “Merger Agreement”). Under the Merger Agreement, Merger Sub will merge with and into us (the “Merger”), with the Company surviving the Merger as a subsidiary of RCS. RCS expects that our business, once acquired, will operate independently of RCS’s wholesale broker-dealer subsidiary, Realty Capital Securities, LLC, and function as a separate business unit alongside RCS’s existing operating subsidiaries.

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

The amendment to the Merger Agreement, among other things, provided for the following:

•	That the structure of the Merger will be changed such that Merger Sub will merge with and into Summit, with Summit surviving the Merger and continuing as a subsidiary of RCAP;

•	That the contingent value rights (“CVRs”) issuable by RCS under the Merger Agreement (and the related CVR agreement to be entered into by the Company at the effective time of the Merger) will be eliminated;

•	That the consideration payable in respect of the CVRs (as adjusted as set forth in the Amendment, referred to therein as the “Final Additional Cash Amount”) will no longer be tied to the achievement by Summit of certain agreed-upon performance targets, but will instead be paid at the effective time of the Merger together with the balance of the merger consideration;

•	That the price per share of Class A common stock of RCS used to determine the number of shares of Class A common stock of RCS to be issued in the Merger will be capped at $28.00; and

•	Extending the date after which the parties may terminate the Merger Agreement (referred to as the “outside date”) from May 30, 2014 (or July 31, 2014 if the only remaining condition is receipt of FINRA approval in connection with the Merger) to June 30, 2014 (or August 31, 2014 if the only remaining condition is receipt of FINRA approval in connection with the Merger).

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

On March 25, 2014, the Company and RCS filed a registration statement on Form S-4 (the “Proxy Statement/Prospectus”) with the SEC in connection with the proposed transaction, which was amended, and declared effective by the SEC on May 14, 2014. THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS CONTAINS IMPORTANT INFORMATION ABOUT SUMMIT, RCS, THE PROPOSED TRANSACTION AND RELATED MATTERS. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS CAREFULLY. Investors and security holders will be able to obtain free copies of the Registration Statement and the Proxy Statement/Prospectus and other documents filed with the SEC by us and RCS in connection with the proposed transaction through the web site maintained by the SEC at www.sec.gov. In addition, investors and security holders will be able to obtain free copies of the Registration Statement and the Proxy Statement/Prospectus and such other documents by phone, e-mail or written request by contacting our investor relations department c/o Steven C. Jacobs, CFO, Summit Financial Services Group, Inc., sjacobs@summitbrokerage.com, (561) 338-2800; or RCS’s investor relations department c/o Brian Jones, CFO, RCS Capital Corporation, bjones@rcscapital.com, (866) 904-2988.

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

As of April 30, 2014, we had approximately 321 financial advisors operating from approximately 238 offices located throughout the United States. Our financial advisors service retail, and to a much lesser extent, institutional clients. The number of financial advisors in each affiliate office typically ranges from one to five, although the number of financial advisors in certain offices may exceed this amount. With the exception of our Boca Raton, Florida branch (the “Boca Branch”), all of our branch offices and satellite locations are owned and operated by independent owners, whom we refer to as affiliates, who maintain all appropriate licenses and are responsible for all of their respective office overhead and expenses. Our financial advisors offer a broad range of investment products and services. These products and services allow us to generate both commissions (from transactions in securities and other investment products) and fee income (for providing investment advisory services, namely managing a client’s account). The investment products and services offered include mutual funds, annuities, insurance, individual stocks and bonds, and managed money accounts. Historically, many of our affiliates have also provided financial planning services to their clients, wherein the financial advisor evaluates a client’s financial needs and objectives, develops a detailed plan, and then implements the plan with the client’s approval. When the implementation of such objectives involves the purchase or sale of securities (including the placement of assets within a managed account) such transactions are effected through Summit Brokerage, for which we earn either a commission or a fee. The following table reflects the various sources of revenue and the percentage of total revenues for the three-month periods ended March 31, 2014 and 2013:

	For The Three Months Ended March 31,
	2014		2013
Insurance-related products	$8,310,378	32%	$6,368,097	30%
Investment advisory fees	4,831,726	19	4,132,907	19
Equities	3,116,623	12	3,112,124	14
Mutual funds	3,228,327	12	2,920,118	13
Other commission income	5,061,730	19	3,852,742	18
Miscellaneous	1,612,564	6	1,293,402	6

Total	$26,161,348	100%	$21,679,390	100%

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

In general, our financial results can be impacted by a number of factors, including general market conditions and volatility, as well as our ability to recruit and retain financial advisors. During the three-month period ended March 31, 2014, our revenues were positively impacted by an increase in the average production per financial advisor when compared with the comparable 2013 period. This increase in average production per financial advisor was due primarily to the success of the Company’s business development efforts in recruiting financial advisors whose average production is in excess of the average production of existing financial advisors, as well as continued investor confidence (even though the major market indices were relatively unchanged from the beginning to the end of the 2014 Quarter).

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

Broker-dealers, and their affiliated registered representatives, operate in a highly regulated industry. For 2014 and beyond, we expect our operating results to be impacted by the continued increase in the rules and regulations that govern how we and our advisors are required to conduct business. Many of these new rules, which were designed in response to the factors leading up to the market turmoil of 2008, as well as the Madoff scandal and other instances of corporate fraud, will require Summit Brokerage to devote considerable resources to their implementation, and subsequent monitoring. Significant new rules and regulations have and are being implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2011. Compliance with these provisions, as well as other regulatory initiatives, has resulted in, and is likely to continue to result in, increased costs. Moreover, to the extent the Dodd-Frank Act and other regulations impact the operations, financial condition, liquidity and capital requirements of financial institutions with which we do business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us. In addition, changes in regulations may have the effect of reducing certain types of compensation received by Summit Brokerage, such as the SEC’s consideration of a rule that would limit the amount of 12b-1 fees that could be paid to a broker-dealer.

For the balance of 2014, we expect to continue to focus our business plan on increasing our network of affiliated financial advisors, primarily through recruiting efforts. Although we will continue to attempt to recruit those financial advisors who serve as financial planners (who sell primarily annuities, insurance, mutual funds and fee-based products), we also intend to pursue the addition of financial advisors who focus on the sale of different types of products and securities, namely investment advisory services and equity and fixed income products. Because of the numerous factors influencing a financial advisor’s decision to affiliate with us, there can be no assurance that we will be successful in our recruiting efforts. We may also pursue mergers with, or the acquisition of the assets of, other brokerage firms if the Merger is not consummated. Our ability to realize growth through acquisitions, however, will depend on the availability of suitable broker-dealer candidates and our ability to successfully negotiate favorable terms (from both sellers, as well as financing sources, if necessary), and there can be no assurance that we will be able to consummate any such acquisitions. Further, there are costs associated with the integration of new businesses and personnel, which may be more than we anticipate at that time. Thus, there is no assurance that we will be able to successfully execute such growth strategy.

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

Results of Operations

The following discussion relates to the results of operations for the three months ended March 31, 2014 (the “2014 Quarter”) and the comparable period in the prior year (the “2013 Quarter”). All amounts are approximate unless otherwise indicated.

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Revenue:

Commission revenue of $24.5 million for the 2014 Quarter represents an increase of $4.1 million, or 20%, over the $20.4 million of commission revenue reported for the 2013 Quarter. For the 2014 Quarter, our revenues were positively impacted by an increase in the average production per financial advisor affiliated with the Company during the 2014 Quarter compared with the 2013 Quarter. This increase in average production per financial advisor was due primarily to the success of the Company’s business development efforts in recruiting financial advisors whose average production is in excess of the average production of existing financial advisors.

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

Interest and dividends increased by $18,000, or 9%, from $206,000 in the 2013 Quarter to $224,000 in the 2014 Quarter. Interest and dividend income is comprised primarily of that portion of the interest income earned from, and the interest expense charged to, clients of Summit Brokerage that are received from our Clearing Brokers. The increase in Quarter over Quarter results is due primarily to an increase in the margin balances carried by our clients (upon which they are required to pay interest) as a result of an increase in investor activity in prior periods. Prospectively, we would expect that the amount that we earn from our Clearing Brokers will continue to decline, as it has for the past several quarters, as a result of low interest rates. Furthermore, given the low interest rate environment, we believe that the likelihood of additional reductions is great should interest rates remain at their current levels. Unless Summit Brokerage is able to offset these decreases with proportionate increases in the balances upon which such interest amounts are earned, our earnings will be negatively impacted, as was the case in 2012 and 2013. A significant reduction in such interest income may have a material, adverse impact on the Company’s operating results.

Other revenue increased by $300,000, or 28%, from $1.1 million in the 2013 Quarter to approximately $1.4 million in the 2014 Quarter. This increase is due primarily to an increase in certain non-commission related income, as well as in the reimbursements we receive from our financial advisors related to transaction costs, various technology products and certain types of insurance.

Expenses:

Commissions and related costs increased to $20.9 million in the 2014 Quarter, which represents an increase of $3.8 million, or 22%, from the $17.1 million reported for the 2013 Quarter. In general, commissions and related costs are directly related to commission revenue, and will typically increase or decrease proportionately as commission revenue rises or falls. Commissions and related costs, as a percentage of commission revenue, increased in the 2014 Quarter to 85.2% from 84.1% in the 2013 Quarter. Commissions and related costs as a percentage of commission revenues can also be impacted by several other factors. For example, commissions and related costs as a percentage of commission revenue may increase as a result of certain newly recruited advisors electing to take a greater payout for a limited period of time in lieu of upfront, forgivable loans. Conversely, commissions and related costs as a percentage of commission revenues would decline upon the expiration of such limited periods. The Company also includes within commissions and related costs the amortization related to the issuance of forgivable notes receivable, which amounts increased by $34,000 during the 2014 Quarter when compared to the 2013 Quarter. Prospectively, we would expect our commission expense, as a whole, to increase over the long term as we recruit more independent financial advisors, although the actual percentage in any period may be more or less than the prior period. Because our independent financial advisors are responsible for the payment of all costs associated with operating their offices, we must pay them a higher percentage of the commissions they generate (typically 80% to 90%), than we pay to those financial advisors working from the Boca Branch, where we pay the costs associated with operating the Boca Branch.

Employee compensation and benefits increased to $2.1 million in the 2014 Quarter, which represents an increase of approximately $188,000, or 10%, from the $1.9 million reported for the 2013 Quarter. This increase was due primarily to the addition of certain senior level personnel, as well as overall increases in compensation. Additionally, we include within employee compensation and benefits the amortization of unearned stock-based compensation related to the issuance of common stock equivalents, such as options and warrants, to our employees. For the 2014 and 2013 Quarters, a total of $105,000 and $179,000, respectively, was expensed (net of recaptured amortization).

Occupancy and equipment costs increased by 6%, or $11,000, to $206,000 in the 2014 Quarter from $195,000 in the 2013 Quarter. This increase was due primarily to increased costs related to the equipment leases.

Communications expense increased by $51,000, or 46%, to $162,000 in the 2014 Quarter from $111,000 in the 2013 Quarter. This increase was due primarily to a one-time expense that was incurred in changing the vendor who stores and retains the Company’s electronic correspondence.

Depreciation and amortization expense increased by $31,000, or 71%, to $75,000 for the 2014 Quarter from $44,000 in the 2013 Quarter. The increase was due primarily to prospectively accounting for a change in the estimated useful life of certain assets.

Other operating expenses include the general and administrative costs incurred by us, to the extent such costs are not included elsewhere. Other operating expenses increased by $939,000, or 100%, to $1.88 million during the 2014 Quarter from $937,000 for the 2013 Quarter. This increase was due primarily to approximately $433,000 in costs related to the Merger, mostly in the form of legal and accounting fees, an increase of $145,000 in arbitration and litigation-related costs, an increase of $349,000 in the costs we incurred to attract and retain our financial advisors and employees, and an increase of $34,000 in insurance costs. The increases were only partially offset by a decrease in bad debt expense of $50,000. We also include within other operating expenses the costs related to the issuance of common stock and equivalents to our independent financial advisors. For the 2014 and 2013 Quarters, a total of approximately $21,000 and $40,000, respectively, was expensed (net of recaptured amortization) for such issuances, all of which related to the amortization of unearned stock-based compensation.

Provision for income taxes was $400,000 and $651,000 for the 2014 and 2013 Quarters, respectively, representing an effective tax rate of 49% in each of the 2014 and 2013 Quarters. Included in the provision for income taxes for the 2014 Quarter was approximately $74,000 to adjust the estimated accrual at December 31, 2013 to actual based on our filed income tax returns for the year ended December 31, 2013. Our provision for income taxes in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, including stock-based compensation and the amortization of intangible assets.

Net Income:

For the 2014 Quarter, we generated net income of $414,000, or $0.02 per basic and $0.01 per diluted share, as compared to net income for the 2013 Quarter of $674,000, or $0.03 per basic and diluted share.

Liquidity and Capital Resources

Cash provided by, or used in, operating activities for any period includes the net income for that period adjusted for non-cash items and the effects of changes in working capital. Net cash provided by operating activities during the 2014 Quarter totaled $302,000 compared to $1.35 million for the 2013 Quarter. This decrease was primarily due to significant changes in certain balance sheet accounts such as increases in other receivables, net, of $1.73 million, commissions receivable, net, of $1.16 million, accounts payable and accrued expenses of $1.93 million, and accrued commission expense of $915,000, as well as lower net income in the 2014 Quarter compared to the 2013 Quarter.

Net cash used in investing activities during the 2014 Quarter was $52,000 compared to $22,000 for the 2013 Quarter. This represented the purchase of property and equipment.

Net cash provided by financing activities during the 2014 Quarter was $30,000, resulting from the exercise of stock options. For the 2013 Quarter, net cash provided by financing activities totaled $21,000, resulting from the receipt of $25,000 from the exercise of stock options and warrants, less $4,000 for the payment of dividends on our Series A Preferred Stock.

Overall, cash and cash equivalents increased during the 2014 Quarter by approximately $281,000 to approximately $12.37 million at March 31, 2014 from approximately $12.09 million at December 31, 2013. This increase was due primarily to cash provided by operations, as described above.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of March 31, 2014. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2014	Summit Financial Services Group, Inc.
(Registrant)

/S/ MARSHALL T. LEEDS
Marshall T. Leeds, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2014	/S/ STEVEN C. JACOBS
Steven C. Jacobs, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document